Form 10-Q
period 2020-06-30
PTK Acquisition Corp.
filed 2020-08-26
CIK 1797099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                      to

PTK ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	001-39377	84-2970136
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

4601 Wilshire Boulevard Suite 240 Los Angeles, California	90010
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (213) 625-8886

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Common Stock, and one Warrant to acquire one-half of one share of Common Stock	PTK.U	NYSE American, LLC
Common Stock, par value $0.0001 per share	PTK	NYSE American, LLC
Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50	PTK WS	NYSE American, LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of August 26, 2020, 14,375,000 common stock, par value $0.0001 per share were issued and outstanding.

PTK ACQUISITION CORP.

Form 10-Q

For the Quarter Ended June 30, 2020

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

PTK ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(unaudited)	(audited)
Assets:
Current assets:
Cash	$138,048	$180,975

Total current assets	138,048	180,975
Deferred offering costs associated with the initial public offering	797,481	246,879

Total assets	$935,529	$427,854

Liabilities and Stockholder’s Equity (Deficit):
Current liabilities:
Accounts payable	$394,789	$103,489
Accrued expenses	223,146	—
Franchise tax payable	102,253	2,202
Note payable - related party	300,000	300,000

Total current liabilities	1,020,188	405,691

Commitments and Contingencies

Stockholder’s Equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized; 2,875,000 shares issued and outstanding (1)	288	288
Additional paid-in capital	24,712	24,712
Accumulated deficit	(109,659)	(2,837)

Total stockholder’s equity (deficit)	(84,659)	22,163

Total liabilities and stockholder’s equity (deficit)	$935,529	$427,854

(1) This number includes up to 375,000 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On July 15, 2020, the over-allotment option was exercised in full. Accordingly, none of these shares were forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

PTK ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2020
General and administrative expenses	$202	$6,771
Franchise tax expense	98,028	100,051

Net loss	$(98,230)	$(106,822)

Weighted average shares outstanding, basic and diluted(1)	2,500,000	2,500,000

Basic and diluted net loss per share	$(0.04)	$(0.04)

(1) This number excludes an aggregate of up to 375,000 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On July 15, 2020, the over-allotment option was exercised in full. Accordingly, none of these shares were forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

PTK ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY

	For the Three and Six Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholder’s Equity (Deficit)

	Shares (1)	Amount
Balance - December 31, 2019 (audited)	2,875,000	288	24,712	(2,837)	22,163
Net loss	—	—	—	(8,592)	(8,592)

Balance - March 31, 2020 (unaudited)	2,875,000	288	24,712	(11,429)	13,571
Net loss	—	—	—	(98,230)	(98,230)

Balance - June 30, 2020 (unaudited)	2,875,000	$288	$24,712	$(109,659)	$(84,659)

(1) This number includes up to 375,000 shares of common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On July 15, 2020, the over-allotment option was exercised in full. Accordingly, none of these shares were forfeited.

The accompanying notes are an integral part of these unaudited condensed financial statements.

PTK ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2020
Cash Flows from Operating Activities:
Net loss	$(106,822)
Changes in operating assets and liabilities:
Accounts payable	6,771
Franchise tax payable	100,051

Net cash used in operating activities	—

Cash Flows from Financing Activities:
Deferred offering costs paid	(42,927)

Net cash used in financing activities	(42,927)

Net change in cash	(42,927)

Cash - beginning of the period	180,975

Cash - end of the period	$138,048

Supplemental disclosure of noncash activities:
Deferred offering costs included in accounts payable	$309,707
Deferred offering costs included in accrued expenses	$223,146

The accompanying notes are an integral part of these unaudited condensed financial statements.

PTK ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

PTK Acquisition Corp. (the “Company”) was incorporated in Delaware on August 19, 2019. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of June 30, 2020, the Company had not commenced any operations. All activity for the period from August 19, 2019 (inception) through June 30, 2020 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments held in trust from the proceeds derived from the Initial Public Offering and the sale of the Private Placement Warrants (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is PTK Holdings LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Initial Public Offering was declared effective on July 13, 2020. On July 15, 2020, the Company consummated the Initial Public Offering of 11,500,000 units (the “Units” and, with respect to the common stock included in the Units, the “Public Shares”), including the issuance of 1,500,000 Units as a result of the underwriters’ exercise of their over-allotment option in full, at $10.00 per Unit, generating gross proceeds of $115.0 million, and incurring offering costs of approximately $7.3 million, inclusive of approximately $4.0 million in deferred underwriting commissions (Note 5).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 6,800,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $0.50 per Private Placement Warrant to the Sponsor, generating gross proceeds to the Company of $3.4 million (Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, $115.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the distribution of the Trust Account as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete an initial Business Combination having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (as defined below) (excluding the amount of deferred underwriting discounts held in trust and taxes payable on the income earned on the Trust Account) at the time of signing the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”).

The Company will provide its holders (the “Public Stockholders”) of its common stock, par value $0.0001, sold in the Initial Public Offering (the “Public Shares”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share), calculated as of two business

PTK ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

days prior to the consummation of a Business Combination, including interest (which interest shall be net of taxes payable). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either prior to or upon consummation of the Business Combination and a majority of the Company’s common stock voted at the applicable meeting are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transactions is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor and the Company’s officers and directors have agreed to vote any Insider Shares (as defined below in Note 4) and Public Shares held by them in favor of a Business Combination. In addition, the Sponsor and the Company’s officers and directors have agreed to waive their redemption rights with respect to any Public Shares held by them in connection with the completion of a Business Combination.

Notwithstanding the foregoing redemption rights, if the Company seeks stockholder approval of its initial Business Combination and the Company does not conduct redemptions in connection with its initial Business Combination pursuant to the tender offer rules, the Company’s Amended and Restated Certificate of Incorporation will provide that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 20% of the shares sold in the Initial Public Offering, without the prior consent of the Company.

The Sponsor and the Company’s officers and directors agreed not to propose any amendment to the Company’s Amended and Restated Certificate of Incorporation (1) to modify the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination within 18 months from the closing of the Initial Public Offering, or January 15, 2022 (the “Combination Period”) or (2) which adversely affects the rights of holders of the Public Shares, unless the Company provides the Public Stockholders with the opportunity to redeem their Public Shares upon approval of any such amendment.

If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares for a pro rata portion of the funds held in the Trust Account (net of interest that may be used by the Company to pay income taxes or other taxes) which redemption will completely extinguish the Public Stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining holders of common stock and the Company’s board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The Company will pay the costs of any liquidation following the redemptions from its remaining assets outside of the Trust Account. If such funds are insufficient, the Sponsor has agreed to pay the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $50,000) and has agreed not to seek repayment for such expenses.

The Sponsor and the Company’s officers and directors, agreed to waive their liquidation rights with respect to any Founder Shares they hold if the Company fails to complete a Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares held by them if the Company fails to complete a Business Combination within the Combination Period). The underwriters agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the allotted time frame and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the

PTK ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account, or less than such amount in certain circumstances. In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (excluding the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to have all third parties, including, but not limited to, all vendors, service providers (excluding its independent registered public accounting firm), prospective target businesses and other entities with which the Company does business execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of the Public Stockholders.

Liquidity and Capital Resources

As of June 30, 2020, the Company had approximately $138,000 in its operating bank accounts, working capital deficit of approximately $780,000.

Prior to the completion of the Initial Public Offering on July 15, 2020, the Company’s liquidity needs were satisfied through the receipt of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares, and a $300,000 Note issued to the Sponsor, which was converted in to private warrants upon closing of the Initial Public Offering (Note 4). Subsequent to the consummation of the Initial Public Offering and Private Placement in July 2020, the Company’s liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). To date, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected through December 31, 2020.

PTK ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on July 21, 2020 and July 15, 2020, respectively.

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2020.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurement” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates.

Deferred Offering Costs Associated with the Initial Public Offering

Deferred offering costs consist of legal, accounting, underwriting fees and other costs through the balance sheet date that were directly related to the Initial Public Offering and that were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Net Loss Per Share of Common Stock

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share of common stock is computed by dividing net loss by the weighted average number of

PTK ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

common stock outstanding during the period excluding shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 375,000 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters. On July 15, 2020, the over-allotment option was exercised in full. Accordingly, none of these shares were forfeited. At June 30, 2020 and December 31, 2019, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Deferred tax assets were deemed immaterial as of June 30, 2020.

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

The provision for income taxes was deemed to be immaterial as of June 30, 2020.

Recent Accounting Standards

The Company’s management does not believe that there are any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 3 — Initial Public Offering

On July 15, 2020, the Company consummated the Initial Public Offering of 11,500,000 Units, including the issuance of 1,500,000 Units as a result of the underwriters’ exercise of their over-allotment option in full, at $10.00 per Unit, generating gross proceeds of $115.0 million, and incurring offering costs of approximately $7.3 million, inclusive of approximately $4.0 million in deferred underwriting commissions. Each Unit consists of one share of common stock and one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one-half (1/2) of one share of common stock at a price of $11.50 per whole share, subject to adjustment (see Note 6).

Of the 11,500,000 Units sold in the Initial Public Offering, an aggregate of 1,000,000 Units were purchased by Primerose Development Group Ltd. (“Primerose”). Primerose also entered into an agreement with the Company providing that it will hold at least 1,000,000 shares of the Company’s common stock following the Initial Business Combination. Primerose’s commitment to hold at least 1,000,000 shares of the Company’s common stock following the Initial Business Combination was satisfied by a purchase of Units in the Initial Public Offering.

PTK ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 4 — Related Party Transactions

Insider Shares

In October 2019, the Sponsor purchased 2,875,000 shares of common stock, par value $0.0001, (the “Insider Shares”), for an aggregate price of $25,000. The Sponsor has agreed to forfeit up to 375,000 Insider Shares to the extent that the over-allotment option is not exercised in full by the underwriters. On July 15, 2020, the over-allotment option was exercised in full. Accordingly, no Insider Shares were forfeited.

The Sponsor and the Company’s officers and directors agreed to place their Insider Shares into an escrow account maintained by Continental Stock Transfer & Trust Company, acting as escrow agent. Subject to certain limited exceptions, 50% of these shares will not be transferred, assigned, sold or released from escrow until the earlier of six months after the date of the consummation of the initial Business Combination and the date on which the closing price of the Company’s common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after the consummation of the initial Business Combination and the remaining 50% of the Insider Shares will not be transferred, assigned, sold or released from escrow until six months after the date of the consummation of the initial Business Combination, or earlier, in either case, if, subsequent to the initial Business Combination, the Company completes a liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property. The limited exceptions referred to above include (1) transfers among the insiders, to the Company’s officers, directors, advisors and employees, (2) transfers to an insider’s affiliates or its members upon its liquidation, (3) transfers to relatives and trusts for estate planning purposes, (4) transfers by virtue of the laws of descent and distribution upon death, (5) transfers pursuant to a qualified domestic relations order, (6) private sales made at prices no greater than the price at which the securities were originally purchased or (7) transfers to the Company for cancellation in connection with the consummation of an initial Business Combination, in each case (except for clause 7) where the transferee agrees to the terms of the escrow agreement and forfeiture, as the case may be, as well as the other applicable restrictions and agreements of the holders of the Insider Shares.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 6,800,000 Private Placement Warrants, at a price of $0.50 per Private Placement Warrant to the Sponsor, generating gross proceeds to the Company of $3.4 million. A portion of the proceeds from the Private Placement Units were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless.

Related Party Loans

On October 10, 2019, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing, and on July 9, 2020 the Company amended such loan to provide that such loan: (A) was convertible into 600,000 private warrants issuable to the Sponsor at a purchase price of $0.50 per warrant upon the consummation of the Initial Public Offering; or (B) due in cash to the Sponsor on the date the Company determines not to proceed with the Initial Public Offering. The Company fully borrowed the Note amount of $300,000 as of June 30, 2020. The Note was converted into 600,000 private warrants upon the consummation of the Initial Public Offering on July 15, 2020.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the Sponsor’s discretion, up to $1,000,000 of such Working Capital Loans may be convertible into private placement warrants at a price of $0.50 per warrant. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. To date, the Company had no borrowings under the Working Capital Loans.

PTK ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Support Agreement

The Company may enter into an agreement to pay the Sponsor a total of up to $10,000 per month for overhead and administration support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees.

Note 5 — Commitments & Contingencies

Registration Rights

The holders of Insider Shares, Private Placement Warrants, and warrants that may be issued upon conversion of Working Capital Loans, if any, will be entitled to registration rights pursuant to a registration rights agreement. These holders will be entitled to certain demand and “piggyback” registration rights.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the final prospectus relating to the Initial Public Offering to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters fully exercised their over-allotment option on July 15, 2020.

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $2.3 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or $4.025 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee is payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Right of First Refusal

Subject to certain conditions, the Company granted Chardan, for a period of 15 months after the date of the consummation of the Business Combination, a right of first refusal to act as either (at the Company’s sole discretion) (a) a lead underwriter or (b) minimally as a co-manager, with at least 30% of the economics; or, in the case of a three-handed deal 20% of the economics, for any and all future public and private equity and debt offerings. In accordance with FINRA Rule 5110(f)(2)(E)(i), such right of first refusal shall not have a duration of more than three years from the effective date of the registration statement related to the Initial Public Offering.

Note 6 — Stockholder’s Equity

Common stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share held on all matters to be voted on by stockholders. As of June 30, 2020 and December 31, 2019, there were 2,875,000 shares of common stock outstanding. Of the 2,875,000 shares of common stock, an aggregate of up to 375,000 shares are subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so as to maintain the number of Insider Shares at 20% of the Company’s issued and outstanding common stock after the Proposed Public Offering. On July 15, 2020, the over-allotment option was exercised in full. Accordingly, no Insider Shares were forfeited.

Warrants — The Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) the completion of a Business Combination and (b) 12 months from the closing of the Proposed Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the issuance of the common stock issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement). Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the warrants is not effective within 90 days from the consummation of the initial Business Combination, warrant holders may, until

PTK ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

such time as there is an effective registration statement and during any period when the Company has failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act provided that such exemption is available. In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the shares of common stock for the 10 trading days ending on the day prior to the date of exercise.

The warrants are exercisable at $11.50 per whole share, subject to adjustment, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.50 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination, and (z) the volume weighted average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial Business Combination (such price, the “Market Price”) is below $9.50 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the Market Price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the Market Value.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Proposed Public Offering, except that the Private Placement Warrants and the common stock issuable upon exercise of the Private Placement Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) will not be redeemable by the Company, (ii) may not (including the Common stock issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants.

The Company may call the Public Warrants for redemption (except with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption;

•

if, and only if, the last reported sale price of the Common stock equals or exceeds $18.00 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders; and

•

if, and only if, there is a current registration statement in effect with respect to the shares of common stock underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

If the Company calls the Public Warrants for redemption as described above, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

Additionally, in no event will the Company be required to net cash settle any Warrants. If the Company is unable to complete the initial Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

PTK ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were available to be issued. Based upon this review, the Company determined that there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “PTK Acquisition Corp.,” “our,” “us” or “we” refer to PTK Acquisition Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a blank check company incorporated in Delaware on August 19, 2019. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

Our sponsor is PTK Holdings LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the initial public offering (the “Initial Public Offering”) was declared effective on July 13, 2020. On July 15, 2020, we consummated the Initial Public Offering of 11,500,000 units (the “Units” and, with respect to the common stock included in the Units, the “Public Shares”), including the issuance of 1,500,000 Units as a result of the underwriters’ exercise of their over-allotment option in full, at $10.00 per Unit, generating gross proceeds of $115.0 million, and incurring offering costs of approximately $7.3 million, inclusive of approximately $4.0 million in deferred underwriting commissions.

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 6,800,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $0.50 per Private Placement Warrant to our Sponsor, generating gross proceeds to the Company of $3.4 million.

Upon the closing of the Initial Public Offering and the Private Placement, $115.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the distribution of the Trust Account as described below.

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

If we are unable to complete a Business Combination within 18 months from the closing of the Initial Public Offering, or January 15, 2022 (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding Public Shares for a pro rata portion of the funds held in the Trust Account (net of interest that may be used by us to pay income taxes or other taxes) which redemption will completely extinguish the public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining holders of common stock and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We will pay the costs of any liquidation following the redemptions from our remaining assets outside of the Trust Account. If such funds are insufficient, our Sponsor has agreed to pay the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $50,000) and has agreed not to seek repayment for such expenses.

Liquidity and Capital Resources

As of June 30, 2020, we had approximately $138,000 in its operating bank accounts, working capital deficit of approximately $780,000.

Prior to the completion of the Initial Public Offering in July 2020, our liquidity needs were satisfied through the receipt of $25,000 from our Sponsor in exchange for the issuance of the founder shares, and a $300,000 promissory note issued to our Sponsor, which was converted in to private warrants upon closing of the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering and Private Placement on July 15, 2020, our liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor may, but are not obligated to, provide us Working Capital Loans. To date, there were no amounts outstanding under any Working Capital Loans.

Based on the foregoing, our management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to June 30, 2020 was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2020, we had net loss of approximately $98,200, which consisted of approximately $200 in general and administrative expenses, and approximately $98,000 in franchise tax expense.

For the six months ended June 30, 2020, we had net loss of approximately $106,800, which consisted of approximately $6,800 in general and administrative expenses, and approximately $100,000 in franchise tax expense.

Contractual Obligations

Administrative Support Agreement

We may enter into an agreement to pay our Sponsor a total of up to $10,000 per month for overhead and administration support. Upon completion of the Initial Business Combination or our liquidation, we will cease paying these monthly fees.

Registration Rights

The holders of Insider Shares, Private Placement Warrants, and warrants that may be issued upon conversion of Working Capital Loans, if any, will be entitled to registration rights pursuant to a registration rights agreement. These holders will be entitled to certain demand and “piggyback” registration rights.

Underwriting Agreement

We granted the underwriters a 45-day option from the final prospectus relating to the Initial Public Offering to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters fully exercised their over-allotment option on July 15, 2020.

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $2.3 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or $4.025 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee is payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Right of First Refusal

Subject to certain conditions, we granted Chardan, for a period of 15 months after the date of the consummation of the Business Combination, a right of first refusal to act as either (at our sole discretion) (a) a lead underwriter or (b) minimally as a co-manager, with at least 30% of the economics; or, in the case of a three-handed deal 20% of the economics, for any and all future public and private equity and debt offerings. In accordance with FINRA Rule 5110(f)(2)(E)(i), such right of first refusal shall not have a duration of more than three years from the effective date of the registration statement related to the Initial Public Offering.

Critical Accounting Policies

Deferred Offering Costs Associated with the Initial Public Offering

Deferred offering costs consist of legal, accounting, underwriting fees and other costs through the balance sheet date that were directly related to the Initial Public Offering and that were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Net Loss Per Share of Common Stock

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share of common stock is computed by dividing net loss by the weighted average number of common stock outstanding during the period excluding shares subject to forfeiture. Weighted average shares were reduced for the effect of an aggregate of 375,000 shares of common stock that are subject to forfeiture if the over-allotment option is not exercised by the underwriters. On July 15, 2020, the over-allotment option was exercised in full. Accordingly, none of these shares were forfeited. At June 30, 2020 and December 31, 2019, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Recent Accounting Standards

Our management does not believe that there are any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2020, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus filed with the SEC on July 15, 2020, except for the below risk factor. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

The proceeds held in the trust account will be invested only in U.S. government treasury obligations within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of income taxes paid or payable (less, in the case we are unable to complete our initial business combination, $50,000 of interest to pay dissolution expenses). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Simultaneously with the consummation of the Initial Public Offering and the exercise of the over-allotment option by the underwriters in full, our Sponsor purchased 6,800,000 Private Placement Warrants, at a price of $0.50 per Private Placement Warrant, generating gross proceeds to us of $3.4 million. This issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act and no underwriting discounts or commissions were paid with respect to such sale.

In connection with the Initial Public Offering, our Sponsor had agreed to loan us an aggregate of up to $300,000 pursuant to the Note. This loan was non-interest bearing, and on July 9, 2020 we amended such loan to provide that such loan: (A) was convertible into 600,000 private warrants issuable to our Sponsor at a purchase price of $0.50 per warrant upon the consummation of the Initial Public Offering; or (B) due in cash to our Sponsor on the date we determine not to proceed with the Initial Public Offering. We fully borrowed the Note amount of $300,000 as of June 30, 2020. The Note was converted into 600,000 private warrants upon the consummation of the Initial Public Offering on July 15, 2020.

Of the gross proceeds received from the Initial Public Offering and the full exercise of the option to purchase additional Units, $115.0 million ($10.00 per Unit) was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the sale of the Private Placement Warrants are invested in U.S. government treasury bills with a maturity of 180 days or less and in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

We paid a total of $2.3 million in underwriting discounts and commissions and approximately $973,000 for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer approximately $4.0 million in underwriting discounts and commissions.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Number and Terms of Directors

Our board of directors currently has six members, three of whom are deemed “independent” under SEC and New York Stock Exchange rules.

Pursuant to our Amended and Restated Certificate of Incorporation, our board of directors shall be divided into three classes, with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. The term of office of Class I of directors, consisting of John Hui and Charles Huang, will expire at our first general annual meeting. The term of office of the Class II of directors, consisting of Dr. Walden C. Rhines and Timothy Chen, will expire at our second annual general meeting. The term of office of the Class III of directors, consisting of Peter Kuo and Ker Zhang, will expire at our third annual general meeting.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 26, 2020

PTK ACQUISITION CORP.

By:	/s/ Timothy Chen
Name:	Timothy Chen
Title:	Chief Financial Officer