Form 10-Q
period 2020-09-30
PTK Acquisition Corp.
filed 2020-11-16
CIK 1797099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 13, 2020, 14,375,000 common stock, par value $0.0001 per share were issued and outstanding.

PTK ACQUISITION CORP.

Form 10-Q

For the Quarter Ended September 30, 2020

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Unaudited Condensed Balance Sheets as of September 30, 2020 and December 31, 2019	1

	Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2020	2

	Unaudited Condensed Statements of Changes in Shareholder’s Equity for the Three and Nine Months Ended September 30, 2020	3

	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2020 and for the Period from August 19, 2019 (Inception) through September 30, 2019	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	21

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mine Safety Disclosures	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

PTK ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEETS

	September 30, 2020	December 31, 2019
Assets:
Current assets:
Cash	$446,728	$180,975
Prepaid expenses	98,572	—

Total current assets	545,300	180,975
Investments held in Trust Account	115,003,136	—
Deferred offering costs associated with the initial public offering	—	246,879

Total assets	$115,548,436	$427,854

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$137,238	$103,489
Accrued expenses	161,682	—
Accrued expenses—related party	24,477	—
Note payable—related party	—	300,000
Franchise tax payable	151,568	2,202

Total current liabilities	474,965	405,691
Deferred underwriting commissions	4,025,000	—

Total liabilities	4,499,965	405,691
Commitments and Contingencies
Common stock, $0.0001 par value; 10,604,846 shares subject to possible redemption at $10.00 per share	106,048,460	—
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,770,154 shares issued and outstanding (excluding 10,604,846 shares subject to possible redemption)	377	288
Additional paid-in capital	5,378,667	24,712
Accumulated deficit	(379,033)	(2,837)

Total stockholders’ equity	5,000,011	22,163

Total liabilities and stockholders’ equity	$115,548,436	$427,854

The accompanying notes are an integral part of these unaudited condensed financial statements.

PTK ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020
Operating expenses
General and administrative expenses	$196,596	$203,367
Administrative fees—related party	25,000	25,000
Franchise tax expense	50,914	150,965

Loss from operations	$(272,510)	$(379,332)
Net gain from investments held in Trust Account	3,136	3,136

Net loss	$(269,374)	$(376,196)

Weighted average shares outstanding, basic and diluted	3,555,033	2,854,245

Basic and diluted net loss per share	$(0.08)	$(0.13)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PTK ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDER’S EQUITY

	Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance—December 31, 2019	—	$—	2,875,000	$288	$24,712	$(2,837)	$22,163
Net loss	—	—	—	—	—	(8,592)	(8,592)

Balance—March 31, 2020 (unaudited)	—	—	2,875,000	288	24,712	(11,429)	13,571
Net loss	—	—	—	—	—	(98,230)	(98,230)

Balance—June 30, 2020 (unaudited)	—	—	2,875,000	288	24,712	(109,659)	(84,659)
Sale of units in initial public offering, gross	—	—	11,500,000	1,150	114,998,850	—	115,000,000
Offering costs	—	—	—	—	(7,297,496)	—	(7,297,496)
Sale of private placement warrants to Sponsor in private placement	—	—	—	—	3,400,000	—	3,400,000
Initial value of common stock subject to possible redemption	—	—	(10,630,937)	(1,063)	(106,308,307)	—	(106,309,370)
Change in value of common stock subject to possible redemption	—	—	26,091	2	260,908	—	260,910
Conversion of note payable into warrants	—	—	—	—	300,000	—	300,000
Net loss	—	—	—	—	—	(269,374)	(269,374)

Balance—September 30, 2020 (unaudited)	—	$—	3,770,154	$377	$5,378,667	$(379,033)	$5,000,011

The accompanying notes are an integral part of these unaudited condensed financial statements.

PTK ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended	For the Period from August 19, 2019 (Inception) through
	September 30, 2020	September 30, 2019
Cash Flows from Operating Activities:
Net loss	$(376,196)	$(609)
Net gain from investments held in Trust Account	(3,136)	—
Changes in operating assets and liabilities:
Prepaid expenses	(98,572)	—
Accounts payable	(15,743)	609
Accrued expenses	76,682	—
Accrued expenses—related party	24,477	—
Franchise tax payable	149,366	—

Net cash used in operating activities	(243,122)	—

Cash Flows from Investing Activities
Investment held in Trust Account	(115,000,000)	—

Net cash used in investing activities	(115,000,000)	—

Cash Flows from Financing Activities:
Proceeds received from initial public offering, gross	115,000,000	—
Proceeds received from private placement	3,400,000	—
Offering costs paid	(2,891,125)	—
Payment to advances from related party	—

Net cash provided by financing activities	115,508,875	—

Net change in cash	265,753	—
Cash—beginning of the period	180,975	—

Cash—end of the period	$446,728	$—

Supplemental disclosure of noncash activities:
Offering costs included in accounts payable	$74,670	$30,000

Offering costs included in accrued expenses	$85,000	$—

Deferred underwriting commissions in connection with the initial public offering	$4,025,000	$—

Conversion of note payable into warrants	$300,000	$—

Initial value of common stock subject to possible redemption	$106,309,370	$—

Change in value of common stock subject to possible redemption	$(260,910)	$—

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

As of September 30, 2020, the Company had not commenced any operations. All activity for the period from August 19, 2019 (inception) through September 30, 2020 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments held in trust from the proceeds derived from the Initial Public Offering and the sale of the Private Placement Warrants (as defined below). The Company has selected December 31 as its fiscal year end.

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

PTK ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its holders (the “Public Stockholders”) of its common stock, par value $0.0001, sold in the Initial Public Offering (the “Public Shares”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share), calculated as of two business days prior to the consummation of a Business Combination, including interest (which interest shall be net of taxes payable). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either prior to or upon consummation of the Business Combination and a majority of the Company’s common stock voted at the applicable meeting are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transactions is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor and the Company’s officers and directors have agreed to vote any Insider Shares (as defined below in Note 4) and Public Shares held by them in favor of a Business Combination. In addition, the Sponsor and the Company’s officers and directors have agreed to waive their redemption rights with respect to any Public Shares held by them in connection with the completion of a Business Combination.

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

PTK ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Sponsor and the Company’s officers and directors, agreed to waive their liquidation rights with respect to any Founder Shares they hold if the Company fails to complete a Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares held by them if the Company fails to complete a Business Combination within the Combination Period). The underwriters agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the allotted time frame and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account, or less than such amount in certain circumstances. In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (excluding the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to have all third parties, including, but not limited to, all vendors, service providers (excluding its independent registered public accounting firm), prospective target businesses and other entities with which the Company does business execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of the Public Stockholders.

Liquidity and Capital Resources

As of September 30, 2020, the Company had approximately $447,000 in its operating bank accounts and working capital of approximately $222,000, excluding franchise tax payable.

Prior to the completion of the Initial Public Offering on July 15 2020, the Company’s liquidity needs were satisfied through the receipt of $25,000 from the Sponsor in exchange for the issuance of the Founder Shares, and a $300,000 Note issued to the Sponsor, which was converted in to private warrants upon closing of the Initial Public Offering (Note 4). Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs will be satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 4). To date, there were no amounts outstanding under any Working Capital Loans.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected through December 31, 2020.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2020.

Investments Held in Trust Account

Upon the closing of the Initial Public Offering and the Private Placement, approximately $115.0 million, was placed in the Trust Account and invested in money market funds that invest in U.S. government securities. All of the Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. The estimated fair values of investments held in Trust Account are determined using available market information, other than for investments in open-ended money market funds with published daily net asset values (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on these investments is typically held constant at $1.00 per unit.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000, and investments held in Trust Account. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

PTK ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of September 30, 2020, the carrying values of cash, accounts payable, accrued expenses, and franchise taxes payable approximate their fair values due to the short-term nature of the instruments. As of September 30, 2020, the Company’s portfolio of investments held in the Trust Account is comprised entirely of investments in money market funds that invest in U.S. government securities. The Company uses NAV as a practical expedient to fair value for its investments in money market funds.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, and other costs incurred that were directly related to the Initial Public Offering and that were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Common Stock Subject to Possible Redemption

The Company accounts for its stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2020, 10,604,846 shares of common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s unaudited condensed balance sheet.

Income Taxes

The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2020, the Company had a deferred tax asset of approximately $79,000, which had a full valuation allowance recorded against it.

PTK ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

FASB ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2020. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net Loss Per Share of Common Stock

Net loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the periods. An aggregate of 10,604,846 shares of common stock subject to possible redemption at September 30, 2020 has been excluded from the calculation of basic loss per common share, since such shares, if redeemed, only participate in their pro rata share of the Trust earnings. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement, as well as the warrants issued upon conversion of the Note (as defined in Note 4), to purchase an aggregate of 9,450,000 shares of common stock in the calculation of diluted loss per common share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net loss per common stock for the periods presented.

Reconciliation of net loss per ordinary share

The Company’s net loss is adjusted for the portion of income that is attributable to ordinary shares subject to redemption, as these shares only participate in the earnings of the Trust Account and not the income or losses of the Company. Accordingly, basic and diluted loss per ordinary share is calculated as follows:

	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020
Net loss	$(269,374)	$(376,196)
Less: Income attributable to ordinary shares subject to possible redemption	—	—

Adjusted net loss	$(269,374)	$(376,196)

Weighted average ordinary shares outstanding, basic and diluted	3,555,033	2,854,245

Basic and diluted net loss per ordinary share	$(0.08)	$(0.13)

Recent Accounting Standards

The Company’s management does not believe that there are any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 3 — Initial Public Offering

On July 15, 2020, the Company consummated the Initial Public Offering of 11,500,000 Units, including the issuance of 1,500,000 Units as a result of the underwriters’ exercise of their over-allotment option in full, at $10.00 per Unit, generating gross proceeds of $115.0 million, and incurring offering costs of approximately $7.3 million, inclusive of approximately $4.0 million in deferred underwriting commissions. Each Unit consists of one share of common stock (each a “Public Share”, and collectively, “Public Shares”) and one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one-half (1/2) of one share of common stock at a price of $11.50 per whole share, subject to adjustment (see Note 6).

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

PTK ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 4 — Related Party Transactions

Insider Shares

The Sponsor and the Company’s officers and directors agreed to place their Insider Shares into an escrow account maintained by Continental Stock Transfer & Trust Company, acting as escrow agent. Subject to certain limited exceptions, 50% of these shares will not be transferred, assigned, sold or released from escrow until the earlier of nine months after the date of the consummation of the initial Business Combination and the date on which the closing price of the Company’s common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after the consummation of the initial Business Combination and the remaining 50% of the Insider Shares will not be transferred, assigned, sold or released from escrow until nine months after the date of the consummation of the initial Business Combination, or earlier, in either case, if, subsequent to the initial Business Combination, the Company completes a liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property. The limited exceptions referred to above include (1) transfers among the insiders, to the Company’s officers, directors, advisors and employees, (2) transfers to an insider’s affiliates or its members upon its liquidation, (3) transfers to relatives and trusts for estate planning purposes, (4) transfers by virtue of the laws of descent and distribution upon death, (5) transfers pursuant to a qualified domestic relations order, (6) private sales made at prices no greater than the price at which the securities were originally purchased or (7) transfers to the Company for cancellation in connection with the consummation of an initial Business Combination, in each case (except for clause 7) where the transferee agrees to the terms of the escrow agreement and forfeiture, as the case may be, as well as the other applicable restrictions and agreements of the holders of the Insider Shares.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 6,800,000 Private Placement Warrants, at a price of $0.50 per Private Placement Warrant to the Sponsor, generating gross proceeds to the Company of $3.4 million. A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless.

Related Party Loans

On October 10, 2019, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing, and on July 9, 2020 the Company amended such loan to provide that such loan: (A) was convertible into 600,000 private warrants issuable to the Sponsor at a purchase price of $0.50 per warrant upon the consummation of the Initial Public Offering; or (B) due in cash to the Sponsor on the date the Company determines not to proceed with the Initial Public Offering. The Company fully borrowed the Note amount of $300,000 and, on July 15, 2020, the Note was converted into 600,000 private warrants upon the consummation of the Initial Public Offering.

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

PTK ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Support Agreement

The Company may enter into an agreement to pay the Sponsor a total of up to $10,000 per month for overhead and administration support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2020, the Company incurred $25,000 of administrative fees which amount is included as accrued expenses – related party on the condensed balance sheets.

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

Note 6 — Stockholder’s Equity

Common stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share held on all matters to be voted on by stockholders. As of September 30, 2020 and December 31, 2019, there were a total of 14,375,000 shares of common stock outstanding, including 11,500,000 Public Shares and 2,875,000 Insider Shares. Of the 2,875,000 Insider Shares of common stock outstanding at December 31, 2019, an aggregate of up to 375,000 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so as to maintain the number of Insider Shares at 20% of the Company’s issued and outstanding common stock after the Proposed Public Offering. On July 15, 2020, the over-allotment option was exercised in full. Accordingly, no Insider Shares were forfeited.

PTK ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Warrants — The Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) the completion of a Business Combination and (b) 12 months from the closing of the Proposed Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the issuance of the common stock issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement). Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the warrants is not effective within 90 days from the consummation of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company has failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act provided that such exemption is available. In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the shares of common stock for the 10 trading days ending on the day prior to the date of exercise.

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

PTK ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Liquidity and Capital Resources

As of September 30, 2020, we had approximately $447,000 in our operating bank accounts and working capital of approximately $222,000, excluding franchise tax payable.

Prior to the completion of the Initial Public Offering on July 15, 2020, our liquidity needs were satisfied through the receipt of $25,000 from our Sponsor in exchange for the issuance of the founder shares, and a $300,000 promissory note issued to our Sponsor, which was converted into 600,000 private warrants upon closing of the Initial Public Offering. Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor may, but is not obligated to, provide us working capital loans. To date, there were no amounts outstanding under any working capital loans.

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

Results of Operations

Our entire activity since inception through September 30, 2020 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2020, we had net loss of approximately $269,000, which consisted of approximately $196,000 in general and administrative costs, $25,000 of administrative fees – related party and $51,000 of franchise tax expense, which was partially offset by approximately $3,000 gain on the investments held in the Trust Account.

For the nine months ended September 30, 2020, we had net loss of approximately $376,000, which consisted of approximately $203,000 in general and administrative costs, $25,000 of administrative fees – related party and $151,000 of franchise tax expense, which was partially offset by approximately $3,000 gain on the investments held in the Trust Account.

Related Party Transactions

Insider Shares

In October 2019, our Sponsor purchased 2,875,000 shares of common stock, par value $0.0001, (the “Insider Shares”), for an aggregate price of $25,000. Our Sponsor has agreed to forfeit up to 375,000 Insider Shares to the extent that the over-allotment option is not exercised in full by the underwriters. On July 15, 2020, the over-allotment option was exercised in full. Accordingly, no Insider Shares were forfeited.

Our Sponsor and our officers and directors agreed to place their Insider Shares into an escrow account maintained by Continental Stock Transfer & Trust Company, acting as escrow agent. Subject to certain limited exceptions, 50% of these shares will not be transferred, assigned, sold or released from escrow until the earlier of nine months after the date of the consummation of the initial Business Combination and the date on which the closing price of the Company’s common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after the consummation of the initial Business Combination and the remaining 50% of the Insider Shares will not be transferred, assigned, sold or released from escrow until nine months after the date of the consummation of the initial Business Combination, or earlier, in either case, if, subsequent to the initial Business Combination, we complete a liquidation, merger, stock exchange or other similar transaction which results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property. The limited exceptions referred to above include (1) transfers among the insiders, to the our officers, directors, advisors and employees, (2) transfers to an insider’s affiliates or its members upon its liquidation, (3) transfers to relatives and trusts for estate planning purposes, (4) transfers by virtue of the laws of descent and distribution upon death, (5) transfers pursuant to a qualified domestic relations order, (6) private sales made at prices no greater than the price at which the securities were originally purchased or (7) transfers to us for cancellation in connection with the consummation of an initial Business Combination, in each case (except for clause 7) where the transferee agrees to the terms of the escrow agreement and forfeiture, as the case may be, as well as the other applicable restrictions and agreements of the holders of the Insider Shares.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, our Sponsor purchased an aggregate of 6,800,000 Private Placement Warrants, at a price of $0.50 per Private Placement Warrant to the Sponsor, generating gross proceeds to the Company of $3.4 million. A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If we do not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless.

Related Party Loans

On October 10, 2019, our Sponsor agreed to loan us an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing, and on July 9, 2020 the Company amended such loan to provide that such loan: (A) was convertible into 600,000 private warrants issuable to the Sponsor at a purchase price of $0.50 per warrant upon the consummation of the Initial Public Offering; or (B) due in cash to the Sponsor on the date we determine not to proceed with the Initial Public Offering. We fully borrowed the Note amount of $300,000 and, on July 15, 2020, the Note was converted into 600,000 private warrants upon the consummation of the Initial Public Offering.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the Sponsor’s discretion, up to $1,000,000 of such Working Capital Loans may be convertible into private placement warrants at a price of $0.50 per warrant. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. To date, the Company had no borrowings under the Working Capital Loans.

Contractual Obligations

Administrative Support Agreement

We entered into an agreement to pay our Sponsor a total of up to $10,000 per month for overhead and administration support. Upon completion of the Initial Business Combination or our liquidation, we will cease paying these monthly fees. We incurred $25,000 of such fees in the three and nine months ended September 30, 2020 which is payable as of September 30, 2020.

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

Critical Accounting Policies

Common Stock Subject to Possible Redemption

We account for common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our outstanding common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2020, 10,604,846 shares of common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the unaudited condensed balance sheet.

Net Loss Per Share of Common Stock

Net loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the periods. An aggregate of 10,604,846 shares of common stock subject to possible redemption at September 30, 2020 has been excluded from the calculation of basic loss per common share, since such shares, if redeemed, only participate in their pro rata share of the Trust earnings. We have not considered the effect of the warrants sold in the Initial Public Offering and Private Placement, as well as the warrants issued on the Note conversion to purchase an aggregate of 9,450,000 shares of common stock in the calculation of diluted loss per common share, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per common share is the same as basic net loss per common stock for the periods presented.

Recent Accounting Standards

Our management does not believe that there are any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Inflation

We do not believe that inflation had a material impact on our business, revenues or operating results during the period presented.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Form 10-Q filed on August 26, 2020. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

In connection with the Initial Public Offering, our Sponsor had agreed to loan us an aggregate of up to $300,000 pursuant to the Note. This loan was non-interest bearing, and on July 9, 2020 we amended such loan to provide that such loan: (A) was convertible into 600,000 private warrants issuable to our Sponsor at a purchase price of $0.50 per warrant upon the consummation of the Initial Public Offering; or (B) due in cash to our Sponsor on the date we determine not to proceed with the Initial Public Offering. We fully borrowed the Note amount of $300,000 as if September 30, 2020. The Note was converted into 600,000 private warrants upon the consummation of the Initial Public Offering on July 15, 2020.

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

None.

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

Dated: November 16, 2020

PTK ACQUISITION CORP.

By:	/s/ Timothy Chen
Name:	Timothy Chen
Title:	Chief Financial Officer