Form 10-K
period 2020-12-31
PTK Acquisition Corp.
filed 2021-04-01
CIK 1797099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

PTK ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	001-39377	84-2970136
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification Number)

4601 Wilshire Boulevard Suite 240 Los Angles, California		90010
(Address of principal executive offices)		(Zip Code)

Registrant’s telephone number, including area code: (213) 625-8886

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Common Stock, and one warrant to acquire one-half of one share of Common Stock, par value $0.0001	PTK.U	NYSE American, LLC
Common Stock, par value $0.0001	PTK	NYSE American, LLC
Warrants, each whole warrant exercisable for one share of Common Stock at an exercise price of $11.50	PTK WS	NYSE American, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of March 30, 2021, 14,375,000 common stock, par value $0.0001 per share were issued and outstanding.

As of June 30, 2020, the last day of the registrant’s most recently completed second fiscal quarter, the registrant’s securities were not publicly traded.

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K or the context otherwise requires, references to:

•	“we,” “us,” or “our company” refer to PTK Acquisition Corporation;

•	our “founders” refer to Timothy Chen, Ker Zhang, John Hui, and Peter Kuo;

•	“insider shares” refer to the 2,875,000 shares of common stock held or controlled by our sponsor (as defined below) as of the date of this Annual Report on Form 10-K;

•	our “insiders” refer to our officers and directors, as of the date of this Annual Report on Form 10-K, and our sponsors;

•

“Initial Public Offering” refers to the company’s offering on July 15, 2020 of 11,500,000 units (which included units issued pursuant to the exercise in full of the underwriters’ option to purchase additional units to cover overallotments) at a price of $10.00 per unit, each unit consisting of one share of common stock and one-half of one redeemable warrant for one share of common stock;

•	our “management” or our “management team” refer to our executive officers and directors;

•	“Primerose” refers to Primerose Development Group Ltd;

•

“private warrants” refer to the 6,800,000 warrants we sold privately to our sponsor in connection with the Initial Public Offering and the 600,000 warrants issued to our sponsor which resulted from the conversion of a $300,000 promissory note;

•

our “public shares” refer to shares of common stock sold to the public (whether they were purchased in the Initial Public Offering or thereafter in the open market) and references to “public stockholders” refer to the holders of our public shares, including our insiders to the extent our insiders purchase public shares, provided that their status as “public stockholders” shall only exist with respect to such public shares;

•	our “sponsor” refers to PTK Holdings LLC; and

•	“our “warrants” or “public warrants” refer to the warrants which are being sold as part of the units or separately to public stockholders.

Certain financial information contained in this Annual Report on Form 10-K has been rounded and, as a result, certain totals shown in this Annual Report on Form 10-K may not equal the arithmetic sum of the figures that should otherwise aggregate to those totals.

Except as otherwise defined, “$” refers to U.S. dollars.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K may constitute “forward-looking statements”. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about our:

•	ability to complete our initial business combination;

•	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•

officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	potential ability to obtain additional financing to complete our initial business combination;

•	pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential investment opportunities;

•	the delisting of our securities from NYSE or an inability to have our securities listed on NYSE following a business combination;

•	potential change in control if we acquire one or more target businesses for stock;

•	the potential liquidity and trading of our securities;

•	use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or

•	financial performance following the Initial Public Offering.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Item 1A. Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Item 1A. Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

•	We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•

Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.

•

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

•

We may not be able to consummate an initial business combination within 18 months after the closing of our Initial Public Offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

•

If we seek shareholder approval of our initial business combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our common stock or public warrants.

•

The New York Stock Exchange, American LLC (“NYSE American”) may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•

Our search for a business combination, and any partner business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) pandemic and the status of debt and equity markets.

•

If the net proceeds of our Initial Public Offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for the 18 months following the closing of our Initial Public Offering, it could limit the amount available to fund our search for a partner business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or founding team to fund our search and to complete our initial business combination.

•	If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per share redemption amount received by shareholders may be less than $10.00 per public share.

•	We may not hold an annual general meeting until after the consummation of our initial business combination.

•

The grant of registration rights to our initial shareholders may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our common stock.

•	Past performance by Primerose and our management team, may not be indicative of future performance of an investment in us.

•	Although we have identified general criteria that we believe are important in evaluating prospective partner businesses, we may enter into our initial business combination with a partner that does not meet such criteria, and as a result, the partner business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria.

•

Our officers and directors presently have, and any of them in the future may have additional, fiduciary or contractual obligations to other entities, including another blank check company, and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•

Since our sponsor, executive officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire during or after our Initial Public Offering), a conflict of interest may arise in determining whether a particular business combination partner is appropriate for our initial business combination.

•

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

•

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

•

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a partner business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

•	Our initial shareholders control a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

PART I

Item 1.	Business

Overview

We are a blank check company formed under the laws of the State of Delaware on August 19, 2019. We were formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination, which we refer to throughout this Annual Report on Form 10-K as our initial business combination, with one or more businesses or entities, which we refer to throughout this Annual Report on Form 10-K as a target business. Since the Initial Public Offering, our efforts have been limited to the search for a prospective initial business combination. Our efforts to identify a prospective target business will not be limited to any particular industry or geographic region, although we intend to focus our search on target businesses operating in the United States in the high-tech industry. We have not identified any acquisition targets.

In October 2019, the sponsor purchased 2,875,000 shares of common stock par value $0.0001, or the insider shares, for an aggregate price of $25,000. The sponsor and the company’s officers and directors agreed to place their insider shares into an escrow account maintained by Continental Stock Transfer & Trust Company, acting as escrow agent. Subject to certain limited exceptions, 50% of these shares will not be transferred, assigned, sold or released from escrow until the earlier of six months after the date of the consummation of the initial business combination and the date on which the closing price of the company’s common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after the consummation of the initial business combination and the remaining 50% of the insider shares will not be transferred, assigned, sold or released from escrow until six months after the date of the consummation of the initial business combination, or earlier, in either case, if, subsequent to the initial business combination, the company completes a liquidation, merger, stock exchange or other similar transaction which results in all of the company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

On October 10, 2019, the sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note. This loan was non-interest bearing, and on July 9, 2020 the Company amended such loan to provide that such loan: (A) was convertible into 600,000 private warrants issuable to the sponsor at a purchase price of $0.50 per warrant upon the consummation of the Initial Public Offering; or (B) due in cash to the sponsor on the date the company determines not to proceed with the Initial Public Offering. The company fully borrowed the note amount of $300,000 as of June 30, 2020. The note was converted into 600,000 private warrants upon the consummation of the Initial Public Offering.

On July 15, 2020, we consummated our Initial Public Offering of 11,500,000 units, which included the full exercise of the underwriters’ option to purchase an additional 1,500,000 units to cover over-allotments, with each unit consisting of one share of common stock, $0.0001 par value per share, and one-half of one redeemable warrant, each whole public warrant entitling the holder thereof to purchase one share of common stock at an exercise price of $11.50 per share, subject to adjustment. The units were sold at a price of $10.00 per unit, generating gross proceeds to us of $115,000,000.

Simultaneous with the consummation of the Initial Public Offering and the issuance and sale of the units, we consummated the private placement of 6,800,000 private placement warrants at a price of $0.50 per private placement warrant, generating total proceeds of $3.4 million. A portion of the proceeds from the private placement warrants were added to the Initial Public offering held in the trust account. If the company does not complete a business combination within the combination period, the private placement warrants will expire worthless. Upon the consummation of our Initial Public Offering, 600,000 additional private placement warrants were issued to our sponsor as a result of the conversion of a promissory note.

Upon the consummation of the Initial Public Offering and the private placement, a total of $115.0 million ($10.00 per share) and $2.3 million or of the private placement was placed in a trust account located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the distribution of the Trust Account as described in this Annual Report on Form 10-K. Transaction costs of the Initial Public Offering and the private placement amounted to approximately $7.3 million, consisting of approximately $2.3 million of underwriting costs and $4.0 million of deferred underwriting costs and the balance of approximately $973,000 to pay accrued offering and formation costs, business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

Our Founders and Competitive Advantages

Our founders are Timothy Chen, Ker Zhang, Peter Kuo, and John Hui. Mr. Chen is China CEO of VIA Technologies, Inc. (“VIA Technologies”), a global leader in the development and manufacturing of integrated circuits, embedded technology platforms and systems, Mr. Zhang, is an entrepreneur in residence at Kleiner Perkins with extensive prior experience in high technology and Chairman of Crossbar Inc., a developer of innovative random-access memory technology. Mr. Kuo is Co-Founder and Partner at Canyon Bridge Capital Partners (“Canyon Bridge”), a private equity firm investing in technology companies and providing them with access to high-growth Asian markets. Previously, Mr. Hui was Chief Strategy Officer at Foxconn Technology Co Ltd (“Foxconn”), the leading multinational electronics manufacturing company. Our founders have more than 80 years of combined experience in technology investing. Mr. Zhang and Mr. Hui specialize in the hardware sector, while Mr. Chen and Mr. Kuo have extensive deal-making experience in M&A within the technology sector generally.

The composition of our management team brings together complementary operational, technical and financial expertise required to identify and execute profitable investments on behalf of PTK Acquisition Corp. Mr. Chen oversees business development at VIA Technologies and is involved in ventures that range from premium content providers and hardware companies from the semiconductor level to systems integrators that enable the application of a wide variety technologies in end-use sectors including AI, IoT, computer vision, autonomous vehicles, healthcare, and smart city applications. Mr. Zhang is a technology hardware expert who holds three US patents and is involved in investment activities of HTC/VIA Group, Softbank China Venture and Shenzhen Capital Group. At Canyon Bridge, Mr. Kuo has been involved in complex change of control transactions, including the $750.0 million acquisition of Imagination Technologies. Prior to founding Canyon Bridge Mr. Kuo was a Managing Director at Lazard where he worked on transactions worth more than $100.0 billion. Mr. Hui founded PC manufacturing companies Everex and eMachines and he served as Chief Executive Officer of LCD manufacturer InFocus. Mr. Hui also worked as the Chief Strategy Officer at Foxconn. The combination of technical and financial expertise in the technology sector within our founder team puts us in a strong position to make profitable investments.

We believe the experience of our founders, combined with their strong ties across industry, banking platforms, and unaffiliated investor relationships, will enhance our ability to source viable prospective target businesses, capitalize them, and ensure their public-market readiness. We believe that our founders’ breadth of experience will bolster our ability to thoroughly evaluate prospective candidates and successfully execute our initial business combination. Following the completion of our initial business combination, we believe our management and our independent directors will strengthen our ongoing operations by providing sound and experienced counsel on potential further acquisitions, divestitures, corporate strategy, and human resources. We believe that our management team is equipped with the knowledge, experience, capital and human resources, and sustainable corporate governance practices to pursue unique opportunities that will offer attractive risk-adjusted returns.

Given our founder’s and management’s collective track record of successfully closed transactions and industry contacts, we believe we can identify potential targets and successfully negotiate and consummate our initial acquisition transaction within our targeted industries. However, we cannot provide any assurance that an acquisition transaction will be consummated or that an acquisition transaction will involve an IT, digital entertainment, gaming or other technology company.

Competitive Strengths

We believe our competitive strengths to be the following:

Our Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. We believe target businesses might find this method a more certain and cost-effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, roadshow and public reporting efforts that will likely not be present to the same extent in connection with a business combination with us.

Furthermore, once the business combination is consummated, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions that could prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests than it would have as a privately held company. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees. While we believe that our status as a public company will make us an attractive business partner, some potential target businesses may view the inherent limitations in our status as a blank check company, such as our lack of an operating history and our requirements to seek stockholder approval of any proposed initial business combination and provide holders of public shares the opportunity to convert their shares into cash from the trust account, as a deterrent and may prefer to effect a business combination with a more established entity or with a private company.

Transaction Flexibility

We offer a target business a variety of options such as providing the owners of a target business with shares in a public company and a public means to sell such shares, providing cash for stock, and providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to consummate our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, since we have no specific business combination under consideration, we have not taken any steps to secure third-party financing and it may not be available to us.

Our Industry Opportunity

Technology companies are fundamentally changing the world at an unprecedented pace by providing products and services that are establishing new markets, creating new experiences, and disrupting legacy industries. Key technological advances and practices such as cloud computing, data analytics and artificial intelligence platforms, open source software development, developer-focused software tools, and software-defined networking, storage and computing, are allowing technology companies to rapidly affect change in every major sector of the global economy. Spending by corporate and institutional information technology purchasers on products and services is projected to be approximately $3.9 trillion in 2020, according to Gartner.

In addition to corporate and institutional markets, consumer gaming markets are also experiencing rapid growth. Electronic games are a pervasive element of popular culture and integral to the modern way of life to participants known as “gamers.” According to Newzoo International BV (“Newzoo”), a global provider of esports and gaming industry research, the number of active gamers is expected to grow from approximately 2.5 billion in 2018 to approximately 2.7 billion in 2021. Spending on gaming is the fastest growing segment within the global entertainment industry with a forecast CAGR of 9.0% from 2018 to 2022. We believe global expansion in consumer gaming, esports, and entertainment sectors will require constant improvements in hardware system to meet consumer demand.

Agile technology companies have embraced opportunities to meet the demands of these large and dynamic institutional and consumer-oriented markets. Based on our management team and directors’ experience and relationships in the technology industry, we believe we have insight enabling us to identify attractive candidates for a business combination from the innovative private companies that continue to create hardware-oriented businesses and related services that are seeking access to public capital markets that will enable them to reach significant financial scale and create stockholder value.

Corporate and institutional information technology markets.

There are many segments of hardware and systems comprising forecast spending on IT by institutions. While we may seek a target in any sector, and will not be limited to targets in any of the following areas, certain areas are of particular interest to us based on the intersection of their forecast growth and our network of industrial relationships. Of the $3.9 trillion global IT product and services markets referred to above, devices and data center systems — sectors that we consider to be hardware-focused — are estimated to comprise 23% or approximately $884.0 billion, a target market in which our management team has deep experience and contacts.

Edge Computing. The increasing deployment of sensors, software, and intelligent systems into a variety of sectors including building maintenance, manufacturing, logistics, municipal systems (“smart cities”) is leading to rapidly growing demand for remote intelligent monitoring and automation but also for hardware, platforms, and services related to edge computing – moving processing capability as close to end-use points in order to reduce network latency in processing for real-time automated decision-making. According to MarketsandMarkets Research, the edge computing market is expected to grow at a CAGR of 26.5% from $2.8 billion in 2019 to $9.0 billion in 2024, a significant portion of which we expect to be related to hardware system and devices.

Smart Transportation. According to ResearchAndMarkets.com, approximately 233 million connected cars are expected to be on the road around the world by 2020.Hardware and systems related to vehicle-to-vehicle and vehicle-to-grid connectivity will be needed to meet projected demand. According to Allied Market Research the market for technology and products related to autonomous vehicles is estimated to increase at a CAGR of 39.5% between $54.0 billion in 2019 and $556.0 billion in 2026. Innovative companies meeting the demand for rugged, low-weight, and reliable mobile processing and sensing systems may benefit from the growth in this sector.

Smart Cities and Buildings. The application of sensors and local and distributed processing intelligence to improve the efficiency of building environmental, operations, and control systems is forecast to grow from $5.8 billion in 2016 to $61.9 billion in 2024 according to Zion Market Research. Spending on interconnected “smart” cities including links with sensing and processing intelligence between buildings, transportation networks, power grids, and other public and private systems is forecast by Grandview Research to grow at a CAGR of 18.9% from 2019 to 2025 when the global market would be approximately $238.0 billion.

In addition to these institutional and corporate markets, we believe there will be opportunities for us to acquire an attractive target in certain consumer-oriented markets in which hardware and technology systems play critical roles.

Consumer gaming, esports, and entertainment markets.

In 2018, the global games market revenue of $137.9 billion exceeded both the global cinema and global recorded music markets. The global cinema market generated approximately $41.1 billion in 2018 according to the Motion Picture Association of America, and the global recorded music market generated approximately $19.1 billion in 2018 according to IFPI’s Global Music Report.

Gaming hardware and systems. We believe the rise of gaming leads to an increased demand for high-performing hardware, which includes system and video processing capability and premium gaming peripherals (including high-precision mice, fully customizable keyboards, audio devices, and gaming console controllers) and systems (including laptops) that deliver a competitive edge and immersive experiences for end users. With the evolution of competitive PC gaming, the gaming peripherals market is now focused on brand recognition, player performance, features and quality. The growing popularity of competitive gaming is an important driver of the gaming peripherals market. Competitive gamers seek the best and most reliable gaming peripherals. The costs for such products are considerably higher than that of ordinary peripherals for home and business use, which are manufactured by brands, such as Microsoft, HP, and Dell that do not specialize in gaming peripherals. According to Newzoo, the global gaming peripherals market is expected to grow with a CAGR of 9.9% from 2017 and is expected to reach $3.6 billion in 2021. We believe gamers will continue to regularly upgrade their processing platforms and peripherals because the quality and performance of gaming hardware are important to the overall user experience, especially if gamers participate intensively or in a competitive setting.

Global esports. According to Newzoo, with a global audience of 395 million people in 2018, professional competitive games, also known as esports, has become a standalone industry, generating around $865.0 million in sponsorships, advertising, fees from game publishers, media rights, merchandise and tickets in 2018. Global esports revenue is forecasted to be $1.8 billion in 2022, growing at a CAGR of 17.8% from 2019. Brands, media and sports companies across the globe are increasingly investing in this industry. The global esports audience is expected to grow from 454 million in 2019 to 645 million in 2022, a 12.4% CAGR. China has the largest esports audience with approximately 125 million people in 2018 and is expected to remain the largest in 2021, growing to 218 million at a CAGR of more than 20%. We believe early movers in this market have an opportunity to capitalize on the growth of this segment which has emerged as a standalone industry. We believe our relationships in China and throughout the Asia-Pacific region will be an attractive characteristic for esports-related target companies seeking improved commercial access to those large markets.

Digital Entertainment. Global expansion of high-speed internet infrastructure and smartphone market penetration rates provide the foundation for widespread, worldwide access to live and pre-recorded streaming entertainment. From a demographics perspective, there is a growing demand for entertainment services and products from younger consumers who are early adopters of technology, use digital devices including PCs and smartphones more often than other generations, and have a willingness to purchase digital products and services. In addition, economic trends such as the rising per capita average income in many countries which leads to rising purchasing power and increased propensity to spend are also likely to continue to drive demand for entertainment products and services in emerging economies. Our management team and directors have relationships with a variety of entertainment content producers who may want to enhance their access to capital and their brand visibility by going public. In addition, advances in technology combined with changing consumer consumption preferences drives innovation in the digital entertainment market that, in turn, may create a large commercial opportunity for the producers of innovative hardware and processing platforms. For example, while the market for dedicated e-readers is projected to decline, the global virtual reality market for consumer entertainment, divided into hardware and software segments, is forecast to reach $16.3 billion in size in 2022 worldwide with hardware representing approximately $10.0 billion of that total according to Statista. We believe our management team and board’s experience and industry relationships will enable us to identify high-growth and profitable target candidates that support both the creation of digital content and the hardware necessary to create, distribute, and consume this content.

The statistics cited above are illustrative of the potential growth opportunities for innovative hardware and systems-oriented companies selling to industrial and institutional customers. We intend to explore target opportunities in a wide variety of sectors. While these are currently areas of interest in which our management and directors have extensive relationships, we may or may not include these sectors in search for a business combination target.

Our Acquisition Strategy

Our acquisition strategy is to identify and acquire a target with untapped potential within our target industries and assist the current management and owners with building a public company that will be attractive to investors. We believe that our management team and directors’ experiences in evaluating assets, structuring and closing investments, and building companies will enable us to source high-quality targets. Based on the collective business and acquisition experiences of our founders and management team, we will seek to identify and target businesses in the most innovative subsectors within corporate and institutional IT markets and the consumer-oriented gaming and digital entertainment industries. Since our management team is comprised of U.S. citizens with extensive networks and experience in Asia, our strategy also includes placing a priority on targets that can benefit from our ability to help expand their sales and distribution in the Asia-Pacific region, and in select cases, improve their global supply chain management. In addition, while we may consider business combinations with companies of any financial profile, we intend to prioritize acquiring cash-flow positive operating businesses as well as businesses that we believe can achieve long-term appreciation. In addition, we believe a prospective target business will benefit from our involvement, including through developing potential strategic relationships by leveraging our founder’s extensive network, as well by our assisting the target in areas such as intellectual property and corporate finance. Our selection process will leverage our founder’s network of industry, private equity and venture capital sponsor relationships as well as relationships with management teams of public and private companies, investment bankers, attorneys and accountants that we believe should provide us with significant acquisition transaction opportunities.

We are focusing on targeting companies in the most innovative subsectors within the gaming, hardware, and digital media industries.

Our Investment Criteria

We have identified the following general criteria that we believe are important in evaluating candidates for our initial business combination.

•	Enterprise Value. We are seeking to acquire an acquisition target that has an enterprise value of between $300.0 million and $800.0 million.

•

Post-Acquisition Growth. We are committed to identifying a target that we believe will experience both substantial organic growth with additional opportunities for add-on acquisitions through identification of multiple actionable targets.

•

Strong Management Team. We are seeking to identify companies with strong and experienced public-ready management teams. Specifically, we are looking for management teams that have a proven track record of driving revenue and value creation for their stockholders.

•

Leadership Position. We are seeking to identify one or more companies that have a leadership position in their industry or a defensible niche within a target market as a result of differentiated technology or other competitive advantages.

•

Benefit from Our Network of Strategic Relationships. We are seeking a North American-based business that will benefit from our management team’s relationships, including those in the Asia-Pacific region in order to accelerate growth and profitability from sales in that region.

•

Benefit from Being a Public Company. We intend to only acquire a business or businesses that will benefit from being publicly traded for access to broader sources of capital, greater visibility and expanded branding awareness in the market.

Our Initial Business Combination

We will have until 18 months from the Initial Public Offering to consummate our initial business combination. If we are unable to consummate our initial business combination within such time period, we will, as promptly as possible but not more than ten business days thereafter, redeem 100% of our outstanding public shares for a pro rata portion of the funds held in the trust account, including a pro rata portion of any interest earned on the funds held in the trust account and not previously released to us to pay our taxes, and then seek to dissolve and liquidate. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders. In the event of our dissolution and liquidation, the public warrants will expire and will be worthless. In the event that the Company fails to consummate a business combination within the 18 months it must liquidate and dissolve and distribute its assets in the trust account to the public stockholders.

We will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose, at which stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of amount required to pay our income and franchise taxes), or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of amount required to pay our income and franchise taxes), in each case subject to the limitations described herein. The decision as to whether we will seek stockholder approval of our proposed business combination or allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. Any tender offer documents used in connection with a business combination will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules.

The initial per public share redemption or conversion price will be $10.00 per share, regardless of whether the over-allotment option is exercised. However, we may not be able to distribute such amounts as a result of claims of creditors which may take priority over the claims of our public stockholders.

Pursuant to the rules of the NYSE American, our initial business combination must occur with one or more target businesses having an aggregate fair market value of at least 80% of the value of the trust account (excluding any deferred underwriter’s fees and taxes payable on the income earned on the trust account), which we refer to as the 80% test, at the time of the agreement to enter into the initial business combination. Therefore, the fair market value of the target business will be calculated prior to any conversions of our shares in connection with a business combination and therefore will be a minimum of $88.8 million in order to satisfy the 80% test. While the fair market value of the target business must satisfy the 80% test, the consideration we pay the owners of the target business may be a combination of cash (whether cash from the trust account or cash from a debt or equity financing transaction that closes concurrently with the business combination) or our equity securities. The exact nature and amount of consideration would be determined based on negotiations with the target business, although we will attempt to primarily use our equity as transaction consideration. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm with respect to the satisfaction of such criteria. We will also obtain a fairness opinion from an independent investment banking firm before consummating a business combination with an entity affiliated with any of our officers, directors or insiders. If we are no longer listed on NYSE, we will not be required to satisfy the 80% test.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns 50% or more of the outstanding voting securities of the target or otherwise owns a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act.

Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% test.

Our sponsor has purchased from us an aggregate of 6,800,000 private warrants at a purchase price of $0.50 per private warrant, or $3,400,000 in the aggregate, in a private placement that closed simultaneously with the closing of the Initial Public Offering. We placed $2,300,000 of these proceeds in the trust account so that at least $10.00 per share sold to the public in the Initial Public Offering were deposited into the trust account. Upon the consummation of our Initial Public Offering, 600,000 additional private placement warrants were issued to our sponsor as a result of the conversion of a promissory note. Each private warrant is identical to the public warrants sold except the private warrants will be non-redeemable and may be exercised on a cashless basis, in each case so long as they continue to be held by our sponsor or its permitted transferees. The capital from such private placements may be used as part of the consideration to the sellers in our initial business combination, and any excess capital from such private placement will be used for working capital in the post-transaction company. As a result, the equity interest of investors in the combined company may be diluted and the market prices for our securities may be adversely affected. In addition, if the per share trading price of our shares of common stock is greater than the price per share paid in the private placement, the private placement will result in value dilution to you, in addition to the immediate dilution that you will experience in connection with the consummation of the Initial Public Offering. See “Dilution.”

Primerose has also entered into an agreement with us providing that it will hold at least 1,000,000 shares of our common stock following our initial business combination. Primerose’s commitment to hold at least 1,000,000 shares of our common stock following our initial business combination by open market purchases of our shares or units prior to our initial business combination, or by a purchase (for $10.00 per share or up to $10.0 million in the aggregate) in a private placement that would occur concurrently with the consummation of our initial business combination.

As more fully discussed in “Item 10. Directors, Executive Officers and Corporate Governance-Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has pre-existing fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. Most of our officers and directors currently have certain relevant pre-existing fiduciary duties or contractual obligations.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period until we are no longer an “emerging growth company.” be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Financial Position

As of December 31, 2020, we had approximately $115.0 million held in the trust account, not taking into account $4.0 million of deferred underwriting fees to be paid. With the funds available, we offer a partner business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the partner business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

General

We intend to utilize cash derived from the Initial Public offering and the private placement of private warrants, our capital stock, debt or a combination of these in effecting our initial business combination. Although substantially all of the net proceeds of the Initial Public Offering and the private placement of private warrants are intended to be applied generally toward effecting a business combination as described in this Annual Report on Form 10-K, the proceeds are not otherwise being designated for any more specific purposes. Accordingly, investors are investing without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations. Our initial business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

Sources of Target Businesses

While we have not yet identified our initial business combination candidates, we believe based on our management’s business knowledge and past experience that there are numerous business combination candidates. Target business candidates are being brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources may also introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read this Annual Report on Form 10-K and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. We may engage professional firms or other individuals that specialize in business acquisitions or mergers in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. In no event, however, will our insiders or any of the members of our management team be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). We have no present intention to enter into a business combination with a target business that is affiliated with any of our officers, directors, or insiders. However, we are not restricted from entering into any such transactions and may do so if (1) such transaction is approved by a majority of our disinterested and independent directors (if we have any at that time) and (2) we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view. As of the date of this Annual Report on Form 10-K, there are no affiliated entities that we would consider as a business combination target.

Selection of a Target Business and Structuring of Our Initial Business Combination

Subject to our management team’s fiduciary duties and the limitation that one or more target businesses have an aggregate fair market value of at least 80% of the value of the trust account (excluding any deferred underwriting discounts and commissions and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination, as described below in more detail, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. Additionally, there is no limitation on our ability to raise funds privately or through loans in connection with our initial business combination.

Accordingly, there is no basis for investors to evaluate the possible merits or risks of the target business with which we may ultimately complete a business combination. To the extent we effect our initial business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. The valuation of a financially unstable company or early stage company can be more complicated than the calculation of a mature, stable company, and any valuation we make on such a company would be based, in part, on its prospects and how successful we believe the business will be once the company matures or is stabilized. Although our management will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all significant risk factors. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

•	financial condition and results of operation;

•	growth potential;

•	brand recognition and potential;

•	return on equity or invested capital;

•	market capitalization or enterprise value;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	barriers to entry;

•	stage of development of the products, processes or services;

•	existing distribution and potential for expansion;

•	degree of current or potential market acceptance of the products, processes or services;

•	proprietary aspects of products and the extent of intellectual property or other protection for products or formulas;

•	impact of regulation on the business;

•	regulatory environment of the industry;

•	costs associated with effecting the business combination;

•	industry leadership, sustainability of market share and attractiveness of market industries in which a target business participates; and/or

•	macro competitive dynamics in the industry within which the company competes.

These criteria are not intended to be exhaustive. Our management may not consider any of the above criteria in evaluating a prospective target business. The retention of our officers and directors following the completion of any business combination will not be a material consideration in our evaluation of a prospective target business.

Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.

The time and costs required to select and evaluate a target business and to structure and complete our initial business combination remain to be determined. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair Market Value of Target Business

Pursuant to NYSE listing rules, our initial business combination must occur with one or more target businesses having an aggregate fair market value equal to at least 80% of the value of the funds in the trust account (excluding any deferred underwriting discounts and commissions and taxes payable on the income earned on the trust account), which we refer to as the 80% test, at the time of the execution of a definitive agreement for our initial business combination, although we may structure a business combination with one or more target businesses whose fair market value significantly exceeds 80% of the trust account balance. If we are no longer listed on NYSE, we will not be required to satisfy the 80% test.

We currently anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure a business combination where we merge directly with the target business or where we acquire less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns 50% or more of the outstanding voting securities of the target or otherwise owns a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% test. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. Since we have no specific business combination under consideration, we have not entered into any such fund raising arrangement and have no current intention of doing so. The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings, cash flow and/or book value). We are not required to obtain an opinion from an unaffiliated third party that the target business we select has a fair market value in excess of at least 80% of the balance of the trust account unless our board of directors cannot make such determination on its own. The board of directors, in light of its fiduciary obligation to stockholders, would be required to determine whether it is capable of valuing the target company based on the experience of its members in valuing companies and whether the board was actually able to reach a determination of value with respect to the particular target company.

Lack of Business Diversification

For an indefinite period of time after consummation of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating our initial business combination with only a single entity, our lack of diversification may:

•

subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

•	result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

Limited Ability to Evaluate the Target Business’ Management Team

Although we intend to scrutinize the management team of a prospective target business for, among other things, their ability to manage a company with securities that are publicly traded, when evaluating the desirability of effecting our initial business combination, our assessment of the target business’ management team may not prove to be correct. In addition, the future management team may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following our initial business combination remains to be determined. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following our initial business combination, it is unlikely that they will devote their full time efforts to our affairs subsequent to our initial business combination. Moreover, they would only be able to remain with the company after the consummation of our initial business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, our officers and directors may not have significant experience or knowledge relating to the operations of the particular target business.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We may not have the ability to recruit additional managers, or that any such additional managers we do recruit will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve an Initial Business Combination

In connection with any proposed business combination, we will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to convert their public shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable) or (2) provide our public stockholders with the opportunity to sell their public shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described herein. Notwithstanding the foregoing, our initial stockholders have agreed, pursuant to written letter agreements with us, not to convert any public shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account. If we determine to engage in a tender offer, such tender offer will be structured so that each stockholder may tender any or all of his, her or its public shares rather than some pro rata portion of his, her or its shares. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. If we so choose and we are legally permitted to do so, we have the flexibility to avoid a stockholder vote and allow our stockholders to sell their shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act which regulate issuer tender offers. In that case, we will file tender offer documents with the SEC which will contain substantially the same financial and other information about the initial business combination as is required under the SEC’s proxy rules. We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 upon such consummation and, solely if we seek stockholder approval, a majority of the issued and outstanding shares of common stock voted are voted in favor of the business combination.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, our net tangible asset threshold may limit our ability to consummate such initial business combination (as we may be required to have a lesser number of shares converted or sold to us) and may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. Public stockholders may therefore have to wait 18 months from the Initial Public Offering in order to be able to receive a pro rata share of the trust account.

Our initial stockholders and our officers and directors have agreed (1) to vote any shares of common stock owned by them in favor of any proposed business combination, (2) not to convert any shares of common stock in connection with a stockholder vote to approve a proposed initial business combination and (3) not sell any shares of common stock in any tender in connection with a proposed initial business combination. As a result, if we sought stockholder approval of a proposed transaction, we would need only 4,312,501 of our public shares (or approximately 37.5% of our public shares) to be voted in favor of the transaction in order to have such transaction approved (assuming that only a quorum was present at the meeting, that our sponsor votes in favor of the transaction, and that the initial stockholders do not purchase any units in the Initial Public Offering or units or shares in the after-market).

None of our officers, directors, initial stockholders or their affiliates has indicated any intention to purchase units or shares of common stock in the Initial Public Offering or from persons in the open market or in private transactions. However, if we hold a meeting to approve a proposed business combination and a significant number of stockholders vote, or indicate an intention to vote, against such proposed business combination, our officers, directors, initial stockholders or their affiliates could make such purchases in the open market or in private transactions in order to influence the vote. Notwithstanding the foregoing, our officers, directors, initial stockholders and their affiliates will not make purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act, which are rules designed to stop potential manipulation of a company’s stock.

Conversion/Tender Rights

At any meeting called to approve an initial business combination, public stockholders may seek to convert their public shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, less any taxes then due but not yet paid. Notwithstanding the foregoing, our initial stockholders have agreed, pursuant to written letter agreements with us, not to convert any public shares held by them into their pro rata share of the aggregate amount then on deposit in the trust account. If we hold a meeting to approve an initial business combination, a holder will always have the ability to vote against a proposed business combination and not seek conversion of his shares.

Alternatively, if we engage in a tender offer, each public stockholder will be provided the opportunity to sell his public shares to us in such tender offer. The tender offer rules require us to hold the tender offer open for at least 20 business days. Accordingly, this is the minimum amount of time we would need to provide holders to determine whether they want to sell their public shares to us in the tender offer or remain an investor in our company.

Our initial stockholders, officers and directors will not have conversion rights with respect to any shares of common stock owned by them, directly or indirectly, whether acquired prior to or in the Initial Public Offering or in the aftermarket.

We may also require public stockholders, whether they are a record holder or hold their shares in “street name,” to either tender their certificates (if any) to our transfer agent or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, at any time at or prior to the vote on the business combination. The proxy solicitation materials that we will furnish to stockholders in connection with the vote for any proposed business combination will indicate whether we are requiring stockholders to satisfy such delivery requirements. Accordingly, a stockholder would have from the time our proxy statement is mailed through the vote on the business combination to deliver his shares if he wishes to seek to exercise his conversion rights. Under Delaware law and our bylaws, we are required to provide at least 10 days’ advance notice of any stockholder meeting, which would be the minimum amount of time a stockholder would have to determine whether to exercise conversion rights. As a result, if we require public stockholders who wish to convert their shares of common stock into the right to receive a pro rata portion of the funds in the trust account to comply with the foregoing delivery requirements, holders may not have sufficient time to receive the notice and deliver their shares for conversion. Accordingly, investors may not be able to exercise their conversion rights and may be forced to retain our securities when they otherwise would not want to.

There is a nominal cost associated with this tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $45 and it would be up to the broker whether or not to pass this cost on to the converting holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise conversion rights. The need to deliver shares is a requirement of exercising conversion rights regardless of the timing of when such delivery must be effectuated. However, in the event we require stockholders seeking to exercise conversion rights to deliver their shares prior to the consummation of the proposed business combination and the proposed business combination is not consummated, this may result in an increased cost to stockholders.

Any request to convert or tender such shares once made, may be withdrawn at any time up to the vote on the proposed business combination or expiration of the tender offer. Furthermore, if a holder of a public share delivered his certificate in connection with an election of their conversion or tender and subsequently decides prior to the vote on the business combination or the expiration of the tender offer not to elect to exercise such rights, he may simply request that the transfer agent return the certificate (physically or electronically).

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their conversion or tender rights would not be entitled to convert their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any shares delivered by public holders.

Automatic Liquidation of Trust Account if No Business Combination

If we do not complete a business combination within 18 months from the Initial Public Offering, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. At such time, the warrants will expire and holders of warrants will receive nothing upon a liquidation with respect to such warrants, and the warrants will be worthless.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our outstanding public shares in the event we do not complete our initial business combination within the required time period may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any redemptions are made to stockholders, any liability of stockholders with respect to a redemption is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of 100% of our public shares in the event we do not complete our initial business combination within the required time period is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the Delaware General Corporation Law, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. It is our intention to redeem our public shares as soon as reasonably possible following the 18th month from the closing of the Initial Public Offering and, therefore, we do not intend to comply with the above procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280 of the Delaware General Corporation Law, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to seeking to complete an initial business combination, the only likely claims to arise would be from vendors (such as lawyers, investment bankers, etc.) or prospective target businesses.

We will seek to have all third parties we engage at any time and any prospective target businesses enter into valid and enforceable agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. The underwriters in the Initial Public Offering will execute such a waiver agreement.

As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, there is no guarantee that third parties, service providers and prospective target businesses will execute such agreements. In the event that a potential contracted party was to refuse to execute such a waiver, we will execute an agreement with that entity only if our management first determines that we would be unable to obtain, on a reasonable basis, substantially similar services or opportunities from another entity willing to execute such a waiver. Examples of instances where we may engage a third party that refused to execute a waiver would be the engagement of a third party consultant who cannot sign such an agreement due to regulatory restrictions, such as our auditors who are unable to sign due to independence requirements, or whose particular expertise or skills are believed by management to be superior to those of other consultants that would agree to execute a waiver or a situation in which management does not believe it would be able to find a provider of required services willing to provide the waiver. There is also no guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. Our sponsor has agreed that it will be liable to us if and to the extent any claims by third parties for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, or any reductions in the value of the trust assets, reduce the amount of funds in the trust account to below $10.00 per public share, except as to any claims by a third party who executed a valid and enforceable agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account and except as to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. However, our sponsor may not be able to satisfy its indemnification obligations, as we have not required our sponsor to retain any assets to provide for its indemnification obligations, nor have we taken any further steps to ensure that our sponsor will be able to satisfy any indemnification obligations that arise. Moreover, our sponsor will not be liable to our public stockholders and instead will only have liability to us. As a result, if we liquidate, the per-share distribution from the trust account could be less than approximately $10.00 (whether or not the underwriters’ over-allotment option is exercised in full) due to claims or potential claims of creditors. We will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount then held in the trust account, inclusive of any interest not previously released to us, subject to our obligations under Delaware law to provide for claims of creditors as described below.

If we are unable to consummate an initial business combination and are forced to redeem 100% of our outstanding public shares for a portion of the funds held in the trust account, we anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effectuate the redemption of our public shares. Our insiders have waived their rights to participate in any redemption with respect to their insider shares. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account and from the interest income on the balance of the trust account (net income and other tax obligations) that may be released to us to fund our working capital requirements. If such funds are insufficient, our sponsor has agreed to pay the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $50,000) and has agreed not to seek repayment of such expenses. Each holder of public shares will receive a full pro rata portion of the amount then in the trust account, plus any pro rata interest earned on the funds held in the trust account and not previously released to us or necessary to pay our taxes. The proceeds deposited in the trust account could, however, become subject to claims of our creditors that are in preference to the claims of public stockholders.

Our public stockholders shall be entitled to receive funds from the trust account only in the event of our failure to complete our initial business combination in the required time period or if the stockholders seek to have us convert their respective shares of common stock upon a business combination which is actually completed by us. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per share redemption or conversion amount received by public stockholders may be less than $10.00.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. Claims may be brought against us for these reasons

Certificate of Incorporation

Our certificate of incorporation contains certain requirements and restrictions that will apply to us until the consummation of our initial business combination. If we hold a stockholder vote to amend any provisions of our certificate of incorporation relating to stockholder’s rights or pre-business combination activity (including the substance or timing within which we have to complete a business combination), we will provide our public stockholders with the opportunity to redeem their shares of common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our franchise and income taxes, divided by the number of then outstanding public shares, in connection with any such vote. Our insiders have agreed to waive any conversion rights with respect to any insider shares and any public shares they may hold in connection with any vote to amend our certificate of incorporation. Specifically, our certificate of incorporation provides, among other things, that:

•

prior to the consummation of our initial business combination, we shall either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to convert their shares of common stock, regardless of whether they vote for or against the proposed business combination, into a portion of the aggregate amount then on deposit in the trust account, or (2) provide our stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, in each case subject to the limitations described herein;

•

we will consummate our initial business combination only if public stockholders do not exercise conversion rights in an amount that would cause our net tangible assets to be less than $5,000,001 and a majority of the outstanding shares of common stock voted are voted in favor of the business combination;

•

if our initial business combination is not consummated within 18 months of the closing of the Initial Public Offering, then our existence will terminate and we will distribute all amounts in the trust account to all of our public holders of shares of common stock;

•	upon the consummation of the Initial Public Offering, $115.0 million was placed into the trust account;

•

we may not consummate any other business combination, merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar transaction prior to our initial business combination; and

•

prior to our initial business combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

Potential Revisions to Agreements with Insiders

Each of our insiders has entered into letter agreements with us pursuant to which each of them has agreed to do certain things relating to us and our activities prior to a business combination. We could seek to amend these letter agreements without the approval of stockholders, although we have no intention to do so. In particular:

•

Restrictions relating to liquidating the trust account if we failed to consummate a business combination in the timeframes specified above could be amended, but only if we allowed all stockholders to redeem their shares in connection with such amendment;

•

Restrictions relating to our insiders being required to vote in favor of a business combination or against any amendments to our organizational documents could be amended to allow our insiders to vote on a transaction as they wished;

•

The requirement of members of the management team to remain our officer or director until the closing of a business combination could be amended to allow persons to resign from their positions with us if, for example, the current management team was having difficulty locating a target business and another management team had a potential target business;

•	The restrictions on transfer of our securities could be amended to allow transfer to third parties who were not members of our original management team;

•	The obligation of our management team to not propose amendments to our organizational documents could be amended to allow them to propose such changes to our stockholders;

•	The obligation of insiders to not receive any compensation in connection with a business combination could be modified in order to allow them to receive such compensation; and

•	The requirement to obtain a valuation for any target business affiliated with our insiders, in the event it was too expensive to do so.

Except as specified above, stockholders would not be required to be given the opportunity to redeem their shares in connection with such changes. Such changes could result in:

•	Our insiders being able to vote against a business combination or in favor of changes to our organizational documents;

•	Our operations being controlled by a new management team that our stockholders did not elect to invest with;

•	Our insiders receiving compensation in connection with a business combination; and

•	Our insiders closing a transaction with one of their affiliates without receiving an independent valuation of such business.

We will not agree to any such changes unless we believed that such changes were in the best interests of our stockholders (for example, if we believed such a modification were necessary to complete a business combination). Each of our officers and directors have fiduciary obligations to us requiring that they act in our best interests and the best interests of our stockholders.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, venture capital firms, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have significant experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources, which could be reduced further because of our obligation to convert shares held by our public stockholders as well as any tender offer we conduct. Our management team is not experienced in pursuing business combinations on behalf of blank check companies. Other blank check companies may be sponsored and managed by individuals with prior experience in completing business combinations between blank check companies and target businesses. Our managements’ lack of experience may not be viewed favorably by target businesses. These inherent limitations give others an advantage in pursuing the acquisition of a target business. Furthermore, the requirement that we acquire a target business or businesses having a fair market value equal to at least 80% of the value of the trust account (excluding any taxes payable) at the time of the agreement to enter into the business combination, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights and the number of our outstanding warrants and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination.

Facilities

We currently maintain our principal executive offices at 4601 Wilshire Boulevard, Suite 240, Los Angeles, California 90010. The space is provided to us by our sponsor, at no cost. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Employees

We have three executive officers, Peter Kuo as our chief executive officer, Timothy Chen as our chief financial officer and Ker Zhang as our Secretary. These individuals are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in. Accordingly, once management locates a suitable target business to acquire, they will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time to our affairs) than they would prior to locating a suitable target business. We presently expect our executive officers to devote such amount of time as they reasonably believe is necessary to our business (which could range from only a few hours a week while we are trying to locate a potential target business to a majority of their time as we move into serious negotiations with a target business for a business combination). We do not intend to have any full time employees prior to the consummation of a business combination.

Periodic Reporting and Audited Financial Statements

We have registered our units, common stocks and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of any proxy solicitation materials or tender offer documents sent to stockholders to assist them in assessing the target business. These financial statements will need to be prepared in accordance with or reconciled to United States GAAP or IFRS as issued by the IASB. A particular target business identified by us as a potential business combination candidate may not have the necessary financial statements. To the extent that this requirement cannot be met, we may not be able to consummate our initial business combination with the proposed target business.

We may be required by the Sarbanes-Oxley Act to have our internal control over financial reporting audited for the fiscal year ending December 31, 2021. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding the adequacy of their internal control over financial reporting. The development of the internal control over financial reporting of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such initial business combination.

We are an emerging growth company as defined in the JOBS Act and will remain such for up to five years. However, if our non-convertible debt issued within a three-year period or our total revenues exceed $1.0 billion or the market value of our shares of common stock that are held by non-affiliates exceeds $700.0 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we have elected, under Section 107(b) of the JOBS Act, to take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250.0 million as of the end of that year’s second fiscal quarter, or (2) our annual revenues exceeded $100.0 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700.0 million as of the end of that year’s second fiscal quarter.

Legal Proceedings

There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our founding team in their capacity as such.

Item 1A.	Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, which we believe represent the material risks related to the offering, together with the other information contained in this Annual Report on Form 10-K, before making a decision to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline and you could lose all or part of your investment. This Annual Report on Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below.

RISKS ASSOCIATED WITH OUR BUSINESS

We are a newly formed early stage company with no operating history and, accordingly, you have no basis on which to evaluate our ability to achieve our business objective.

We are a newly formed early stage company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective, which is to complete our initial business combination with one or more target businesses. We have not engaged in any substantive discussions and we have no plans, arrangements or understandings with any prospective target business concerning a business combination and may be unable to complete our business combination. If we fail to complete our business combination, we will never generate any operating revenues.

If we are unable to consummate our initial business combination, our public stockholders may be forced to wait more than 18 months before receiving distributions from the trust account.

We will have until 18 months from the Initial Public Offering to consummate our initial business combination. We may not be able to find a suitable target business and consummate our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. Additionally, the outbreak of the COVID-19 coronavirus pandemic may negatively impact businesses we may seek to acquire. Similarly, the outbreak of this pandemic, the measures being taken to counter it, and volatility in valuations in the financial markets that are resulting from the imposition of such measures and the pending health crisis, may make it harder for us to find a suitable target business and consummate our initial business combination. We have no obligation to return funds to investors prior to such date unless we consummate our initial business combination prior thereto or we seek to amend out amended and restated certificate of incorporation prior to the consummation of our initial business combination and only then in cases where investors have sought to convert their shares. Only after the expiration of this full time period will holders of our common stock be entitled to distributions from the trust account if we are unable to complete our initial business combination. Accordingly, investors’ funds may be unavailable to them until after such date and to liquidate your investment, public security holders may be forced to sell their public shares or warrants, potentially at a loss.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the COVID-19 coronavirus pandemic and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus was reported to have surfaced, which has and is continuing to spread throughout the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of the COVID- 19 coronavirus disease a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020 the World Health Organization characterized the outbreak as a “pandemic.” COVID-19 could materially and adversely affect the business of any potential target business with which we consummate a business combination. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors, if the target company’s personnel, vendors and service providers are unavailable to negotiate and consummate a transaction in a timely manner, or if COVID-19 causes a prolonged economic downturn. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a business combination may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination.

We will either (1) seek stockholder approval of our initial business combination at a meeting called for such purpose at which public stockholders may seek to convert their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), or (2) provide our public stockholders with the opportunity to sell their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account (net of taxes payable), in each case subject to the limitations described elsewhere in this Annual Report on Form 10-K. Accordingly, it is possible that we will consummate our initial business combination even if holders of a majority of our public shares do not approve of the business combination. The decision as to whether we will seek stockholder approval of a proposed business combination or will allow stockholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek stockholder approval. For instance, NYSE rules currently allow us to engage in a tender offer in lieu of a stockholder meeting but would still require us to obtain stockholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek stockholder approval of such business combination instead of conducting a tender offer.

If we determine to amend certain agreements made by our management team, many of the disclosures contained in this Annual Report on Form 10-K regarding those agreements would no longer apply.

We could seek to amend certain agreements with our management team disclosed in this Annual Report on Form 10-K without the approval of our stockholders, although we have no current intention to do so. For example, restrictions on our executives relating to the voting of securities owned by them, the agreement of our management team to remain with us until the closing of a business combination, the obligation of our management team to not propose certain changes to our organizational documents or the obligation of the management team and its affiliates to not receive any compensation in connection with a business combination could be modified without obtaining stockholder approval. Although stockholders would not be given the opportunity to redeem their shares in connection with such changes, in no event would we be able to modify the redemption or liquidation rights of our stockholders without permitting our stockholders the right to redeem their shares in connection with any such change. We will not agree to any such changes unless we believed that such changes were in the best interests of our stockholders (for example, if such a modification were necessary to complete a business combination).

We may issue shares of our capital stock to complete our initial business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our amended and restated certificate of incorporation will authorize the issuance of up to 100,000,000 shares of common stock, par value $0.0001 per share, and up to 1,000,000 shares of preferred stock, par value $0.0001 per share. As of the date of this Annual Report on Form 10-K, there will be 85,625,000 authorized but unissued shares of common stock and 1,000,000 authorized but unissued shares of preferred stock available for issuance (after appropriate reservation for the issuance of the shares underlying the private warrants and public warrants). Although we have no commitment as of the date of this Annual Report on Form 10-K, we may issue a substantial number of additional shares of common stock or shares of preferred stock, or a combination of common stock and preferred stock, to complete our initial business combination. The issuance of additional shares of common stock or preferred stock:

•	may significantly reduce the equity interest of investors;

•	may subordinate the rights of holders of shares of common stock if we issue shares of preferred stock with rights senior to those afforded to our shares of common stock;

•

may cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our shares of common stock.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this Annual Report on Form 10-K to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our business combination. However, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after our initial business combination are insufficient to repay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding; and

•

limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may be limited to the funds held outside of the trust account to fund our search for target businesses, to pay our tax obligations and to complete our initial business combination.

As of the date of the Annual Report on Form 10-K we have approximately $333,000 available to us outside the trust account to fund our working capital requirements. We may not have sufficient funds available with which to structure, negotiate or close our initial business combination. In such event, we would need to borrow funds from our insiders, officers or directors to operate or may be forced to liquidate. Our insiders, officers and directors are under no obligation to loan us any funds. If we are unable to obtain the funds necessary, we may be forced to cease searching for a target business and may be unable to complete our initial business combination.

We may not have sufficient working capital to cover our operating expenses.

The amounts available to us to pay our operating expenses is approximately $333,000 held outside of the trust account and any interest earned on the funds in the trust account remaining after interest is released to pay our income or other tax obligations. Therefore, if our expenses exceed our available cash, we will not have sufficient funds outside the trust account to cover our estimated expenses. In such event we would need to borrow funds from our sponsor or from third parties to continue to operate. Our sponsor may, but is not obligated to, loan us funds as may be required. Such loans would be evidenced by promissory notes that would either be paid upon consummation of our initial business combination, or, at our sponsor’s discretion, up to $1.0 million of the notes may be converted upon consummation of our business combination into private warrants at a price of $0.50 per warrant (which, for example, would result in our sponsor being issued 1,000,000 private warrants at a purchase price of $0.50 per warrant if $500,000 of notes were so converted). However, our sponsor and third parties are under no obligation to loan us any funds. If we are unable to obtain the necessary funds, we may be forced to cease searching for a target business and liquidate without completing our initial business combination.

Reimbursement of out-of-pocket expenses incurred by our insiders, officers, directors or any of their affiliates in connection with certain activities on our behalf, such as identifying and investigating possible business targets and business combinations, could reduce the funds available to us to consummate a business combination. In addition, an indemnification claim by one or more of our officers and directors in the event that any of them are sued in their capacity as an officer or director could also reduce the funds available to us outside of the trust account.

We may reimburse our insiders, officers, directors or any of their affiliates for out-of-pocket expenses incurred in connection with certain activities on our behalf, such as identifying and investigating possible business targets and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, that, to the extent such expenses exceed the available proceeds not deposited in the trust, such expenses would not be reimbursed by us unless we consummate an initial business combination. In addition, pursuant to our certificate of incorporation and Delaware law, we may be required to indemnify our officers and directors in the event that any of them are sued in their capacity as an officer or director. We will also enter into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our certificate of incorporation and under Delaware law. In the event that we reimburse our insiders, officers, directors or any of their affiliates for out-of-pocket expenses prior to the consummation of a business combination or are required to indemnify any of our officers or directors pursuant to our certificate of incorporation, Delaware law, or the indemnity agreements that we will enter into with them, we would use funds available to us outside of the trust account. Any reduction in the funds available to us could have a material adverse effect on our ability to locate and investigate prospective target businesses and to structure, negotiate, conduct due diligence in connection with or consummate our initial business combination.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption price received by stockholders may be less than approximately $10.00.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all third parties and service providers we engage and prospective target businesses we negotiate with execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, they may not execute such agreements. Furthermore, even if such entities execute such agreements with us, they may seek recourse against the monies held in the trust account. A court may not uphold the validity of such agreements. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our public stockholders. If we liquidate the trust account before the completion of a business combination, our sponsor has agreed that it will be liable to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or claims of third parties or other entities that are owed money by us for services rendered or contracted for or products sold to us and which have not executed a waiver agreement. However, our sponsor may not be able to meet such obligation. Therefore, the per-share distribution from the trust account in such a situation may be less than $10.00, plus interest, due to such claims.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, or if we otherwise enter compulsory or court supervised liquidation, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we may not be able to return to our public stockholders at least $10.00 per share.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

If we have not completed our initial business combination within 18 months from the Initial Public Offering, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem 100% of the outstanding public shares for a pro rata portion of the funds held in the trust account (net of interest used to pay taxes) which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining holders of common stock and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We may not properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, third parties may seek to recover from our stockholders amounts owed to them by us.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our board of directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our board of directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. In addition, our board of directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our stockholders and the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public stockholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

Holders of warrants will not have redemption rights.

If we are unable to complete an initial business combination within the required time period and we redeem the funds held in the trust account our warrants will expire and holders will not receive any of the amounts held in the trust account in exchange for such warrants.

We have no obligation to net cash settle the warrants.

In no event will we have any obligation to net cash settle the warrants. Accordingly, the warrants may expire worthless.

If we do not maintain a current and effective prospectus relating to the shares of common stock issuable upon exercise of the redeemable warrants, public holders will only be able to exercise such redeemable warrants on a “cashless basis” which would result in a fewer number of shares being issued to the holder had such holder exercised the redeemable warrants for cash.

Except as set forth below, if we do not maintain a current and effective prospectus relating to the shares of common stock issuable upon exercise of the warrants at the time that holders wish to exercise such warrants, they will only be able to exercise them on a “cashless basis,” provided that an exemption from registration is available. As a result, the number of the shares of common stock that a holder will receive upon exercise of its warrants will be fewer than it would have been had such holder exercised its warrant for cash. Further, if an exemption from registration is not available, holders would not be able to exercise their warrants on a cashless basis and would only be able to exercise their warrants for cash if a current and effective prospectus relating to the shares of common stock issuable upon exercise of the warrants is available. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to maintain a current and effective prospectus relating to the shares of common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so. If we are unable to do so, the potential “upside” of the holder’s investment in our company may be reduced or the warrants may expire worthless. Notwithstanding the foregoing, the private warrants may be exercisable for unregistered shares of common stock for cash even if the prospectus relating to the shares of common stock issuable upon exercise of the warrants is not current and effective.

An investor will only be able to exercise warrants if the issuance of the shares of common stock upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No warrants will be exercisable for cash and we will not be obligated to issue the shares of common stock unless the shares of common stock issuable upon such exercise have been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. At the time that the warrants become exercisable, we expect to continue to be listed on a national securities exchange, which would provide an exemption from registration in every state. However, we cannot assure you of this fact. If the shares of common stock issuable upon exercise of the warrants are not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the warrants may be deprived of any value, the market for the warrants may be limited and they may expire worthless if they cannot be sold.

Our management’s ability to require holders of our redeemable warrants to exercise such redeemable warrants on a cashless basis will cause holders to receive fewer shares of common stock upon their exercise of the redeemable warrants than they would have received had they been able to exercise their redeemable warrants for cash.

If we call our warrants for redemption after the redemption criteria described elsewhere in this Annual Report on Form 10-K have been satisfied, our management will have the option to require any holder that wishes to exercise his warrants (including any warrants held by our initial stockholders or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of the shares of common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrants for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

We may amend the terms of the warrants in a way that may be adverse to holders with the approval by the holders of a majority of the then outstanding warrants.

Our warrants will be issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision. The warrant agreement requires the approval by the holders of a majority of the then outstanding warrants (including the private warrants) in order to make any change that adversely affects the interests of the registered holders; provided, however that an exchange offer made to both the publicly traded warrants and the warrants held by our sponsor on the same terms will not constitute an amendment requiring consent of any warrant holder.

Since we have not yet selected a particular industry or target business with which to complete our initial business combination, we are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

We may consummate our initial business combination with a target business in any industry we choose and are not limited to any particular industry or type of business. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately consummate our initial business combination. To the extent we complete our initial business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete our initial business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. We may not properly ascertain or assess all of the significant risk factors. An investment in our shares may not ultimately prove to be more favorable to investors in us than a direct investment, if an opportunity were available, in a target business.

The requirement that a target business has a fair market value of at least 80% of the balance in the trust account (excluding any deferred underwriting discounts and commissions and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination may limit the type and number of companies that we may complete such a business combination with.

Pursuant to the NYSE listing rules, our initial business combination must occur with one or more target businesses having an aggregate fair market value equal to at least 80% of the value of the trust account (excluding any deferred underwriting discounts and commissions and taxes payable on the income earned on the trust account) at the time of the execution of a definitive agreement for our initial business combination. This restriction may limit the type and number of companies that we may complete a business combination with. If we are unable to locate a target business or businesses that satisfy this fair market value test, we may be forced to liquidate and you will only be entitled to receive your pro rata portion of the funds in the trust account. If we are no longer listed on NYSE, we will not be required to satisfy the 80% test.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure our initial business combination such that the post-transaction company owns less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns 50% or more of the outstanding voting securities of the target or otherwise owns a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. While we intend to closely scrutinize any individuals we engage after our initial business combination, our assessment of these individuals may not prove to be correct.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. We believe that our success depends on the continued service of our key personnel, at least until we have consummated our initial business combination. None of our officers are required to commit any specified amount of time to our affairs (although we expect them to devote approximately 10 hours per week to our business) and, accordingly, they will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. If our officers’ and directors’ other business affairs require them to devote more substantial amounts of time to their other business activities, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate our initial business combination. In addition, we do not have employment agreements with, or key-man insurance on the life of, any of our officers. The unexpected loss of the services of our key personnel could have a detrimental effect on us.

The role of our key personnel after our initial business combination, however, remains to be determined. Although some of our key personnel serve in senior management or advisory positions following our initial business combination, it is likely that most, if not all, of the management of the target business will remain in place. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effectuate our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’ management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted.

Our officers and directors may not have significant experience or knowledge regarding the jurisdiction or industry of the target business we may seek to consummate our initial business combination with.

We may consummate a business combination with a target business in any geographic location or industry we choose. Our officers and directors may not have enough experience or sufficient knowledge relating to the jurisdiction of the target or its industry to make an informed decision regarding our initial business combination.

Our management team is not experienced in pursuing business combinations on behalf of blank check companies.

Other blank check companies may be sponsored and managed by individuals with prior experience in completing business combinations between blank check companies and target businesses. Our managements’ lack of experience may not be viewed favorably by target businesses.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

Our insiders, officers, directors and their affiliates may be owed reimbursement for out-of-pocket expenses which may cause them to have conflicts of interest in determining whether a particular business combination is most advantageous.

Our insiders, officers, directors and their affiliates may incur out-of-pocket expenses in connection with certain activities on our behalf, such as identifying and investigating possible business targets and combinations. We have no policy that would prohibit these individuals and their affiliates from negotiating the reimbursement of such expenses by a target business. As a result, the personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

Members of our management team may have affiliations with entities engaged in business activities similar to those intended to be conducted by us and accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Members of our management team may have affiliations with companies, including companies that are engaged in business activities similar to those intended to be conducted by us. Accordingly, they may participate in transactions and have obligations that may be in conflict or competition with our consummation of our initial business combination. As a result, a potential target business may be presented by our management team to another entity prior to its presentation to us and we may not be afforded the opportunity to engage in a transaction with such target business. For a more detailed description of the potential conflicts of interest of our management, see the section titled “Conflicts of Interest.”

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our executive officers, directors or insiders, which may raise potential conflicts of interest.

In light of the involvement of our insiders, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our insiders, officers and directors. Our directors also serve as officers and board members for other entities, including, without limitation, those described under “Conflicts of Interest.” Our insiders, officers and directors are not currently aware of any specific opportunities for us to complete our business combination with any entities with which they are affiliated, and there have been no preliminary discussions concerning a business combination with any such entity or entities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination as set forth in “Selection of a Target Business and Structuring of Our Initial Business Combination,” such transaction was approved by a majority of our disinterested and independent directors (if we have any at that time), and we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view. Despite our agreement to obtain an opinion from an independent investment banking firm regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our officers, directors or insiders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

The shares beneficially owned by our insiders, officers and directors will not participate in a redemption and, therefore, our insiders, officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for our initial business combination.

Our insiders have waived their right to convert their insider shares in connection with a business combination and their redemption rights with respect to their insider shares if we are unable to consummate our initial business combination. Accordingly, these securities will be worthless if we do not consummate our initial business combination. The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

If we are unable to consummate a business combination, any loans made by our insiders, officers, directors or their affiliates would not be repaid, resulting in a potential conflict of interest in determining whether a potential transaction is in our stockholders’ best interest.

In order to meet our working capital needs following the consummation of the Initial Public Offering, our insiders, officers, directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion. The loans would be non-interest bearing and would be payable at the consummation of a business combination. If we fail to consummate a business combination within the required time period, the loans would not be repaid. Consequently, our directors and officers may have a conflict of interest in determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

NYSE may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on NYSE, a national securities exchange. Although we expect to continue to meet, on a pro forma basis, the minimum initial listing standards set forth in the NYSE listing standards, we cannot assure you that our securities will be, or will continue to be, listed on NYSE in the future or prior to our initial business combination. In order to continue listing our securities on NYSE prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public round lot holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with NYSE’s initial listing requirements, which are more rigorous than NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on NYSE. For instance, our stock price would generally be required to be at least $4.00 per share and our stockholders’ equity would generally be required to be at least $5.0 million and we would be required to have a minimum of 300 round lot holders (with at last 50% of such round lot holding securities with a market value of at last $2,500) of our securities. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If NYSE delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity with respect to our securities;

•

a determination that our shares are a “penny stock,” which will require brokers trading in our shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our shares;

•	a limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

We may only be able to complete one business combination with the proceeds of the Initial Public Offering, which will cause us to be solely dependent on a single business which may have a limited number of products or services.

It is likely we will consummate our initial business combination with a single target business, although we have the ability to simultaneously consummate our initial business combination with several target businesses. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

Alternatively, if we determine to simultaneously consummate our initial business combination with several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the target companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

Purchases of shares of common stock in the open market or in privately negotiated transactions by our sponsor, founders, directors, officers, advisors or their affiliates may make it difficult for us to maintain the listing of our shares on a national securities exchange following the consummation of an initial business combination.

If our sponsor, founders, directors, officers, advisors or their affiliates purchase shares of common stock in the open market or in privately negotiated transactions, the public “float” of our shares of common stock and the number of beneficial holders of our securities would both be reduced, possibly making it difficult to maintain the listing or trading of our securities on a national securities exchange following consummation of the business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into our initial business combination with a target.

We may enter into a transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we may not be able to meet such closing condition, and as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets would be aware of these risks and, thus, may be reluctant to enter into our initial business combination transaction with us.

We may be unable to consummate an initial business combination if a target business requires that we have a certain amount of cash at closing, in which case public stockholders may have to remain stockholders of our company and wait until our redemption of the public shares to receive a pro rata share of the trust account or attempt to sell their shares in the open market.

A potential target may make it a closing condition to our initial business combination that we have a certain amount of cash in excess of the $5,000,001 of net tangible assets we are required to have pursuant to our organizational documents available at the time of closing. If the number of our public stockholders electing to exercise their conversion rights has the effect of reducing the amount of money available to us to consummate an initial business combination below such minimum amount required by the target business and we are not able to locate an alternative source of funding, we will not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all. In that case, public stockholders may have to remain stockholders of our company and wait the full 18 months in order to be able to receive a portion of the trust account, or attempt to sell their shares in the open market prior to such time, in which case they may receive less than they would have in a liquidation of the trust account.

We may require public stockholders who wish to convert their shares of common stock in connection with a vote of stockholders on a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights.

In connection with any stockholder meeting called to approve a proposed initial business combination, each public stockholder will have the right, regardless of whether he or she is voting for or against such proposed business combination, to demand that we convert his or her shares of common stock into a share of the trust account. We may require public stockholders seeking to convert their shares in connection with a stockholder vote on a proposed business combination, whether they are a record holder or hold their shares in “street name,” to either tender their certificates to our transfer agent or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, at least two business days on the initial business combination (a tender of shares is always required in connection with a tender offer). In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, this may not be the case. Under Delaware law and our bylaws, we are required to provide at least 10 days advance notice of any stockholder meeting, which would be the minimum amount of time a public stockholder would have to determine whether to exercise conversion rights. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to convert may be unable to meet the deadline for exercising their conversion rights and thus may be unable to convert their shares.

If we require public stockholders who wish to convert their shares of common stock to comply with the delivery requirements discussed above for conversion, such converting stockholders may be unable to sell their securities when they wish to in the event that the proposed business combination is not approved.

If we require public stockholders who wish to convert their shares of common stock to comply with the delivery requirements discussed above for conversion and such proposed business combination is not consummated, we will promptly return such certificates to the tendering public stockholders. Accordingly, investors who attempted to convert their shares in such a circumstance will be unable to sell their securities after the failed business combination until we have returned their securities to them. The market price for our shares of common stock may decline during this time and you may not be able to sell your securities when you wish to, even while other stockholders that did not seek conversion may be able to sell their securities.

Because of our structure, other companies may have a competitive advantage and we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Therefore, our ability to compete in consummating our initial business combination with certain sizable target businesses may be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing a business combination with certain target businesses. Furthermore, seeking stockholder approval of our initial business combination may delay the consummation of a transaction. Additionally, our outstanding warrants and the future dilution they represent (entitling the holders to receive shares of our common stock on close of the business combination), may not be viewed favorably by certain target businesses. Any of the foregoing may place us at a competitive disadvantage in successfully negotiating our initial business combination.

Our ability to consummate an attractive business combination may be impacted by the market for initial public offerings.

Our efforts to identify a prospective target business will not be limited to any particular industry or geographic region. If the market for initial public offerings is limited, we believe there will be a greater number of attractive target businesses open to consummating an initial business combination with us as a means to achieve publicly held status. Alternatively, if the market for initial public offerings is robust, we believe that there will be fewer attractive target businesses amenable to consummating an initial business combination with us to become a public reporting company. Accordingly, during periods with strong public offering markets, it may be more difficult for us to complete an initial business combination.

We may be unable to obtain additional financing, if required, to complete our initial business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of the Initial Public Offering will be sufficient to allow us to consummate a business combination, because we have not yet identified any prospective target business, the capital requirements for any particular transaction remain to be determined. If the net proceeds of the Initial Public Offering prove to be insufficient, either because of the size of the business combination, the depletion of the available net proceeds in search of a target business, or the obligation to convert into cash a significant number of shares of common stock, we will be required to seek additional financing. Such financing may not be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination.

Our insiders, officers and directors, will control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

As of the date of this Annual Report on Form 10-K, our insiders, officers and directors, collectively beneficially own approximately 20.0% of our issued and outstanding shares of common stock. None of our insiders, officers, directors, or their affiliates has committed to purchase additional units or any units or shares from persons in the open market or in private transactions. In addition, our insiders, officers, directors or their affiliates could determine in the future to make such purchases in the open market or in private transactions, to the extent permitted by law, in order to influence the vote. In connection with any vote for a proposed business combination, our insiders, officers and directors have agreed to vote the shares of common stock owned by them immediately before the Initial Public Offering as well as any shares of common stock acquired in the Initial Public Offering or in the aftermarket in favor of such proposed business combination, and therefore will have a significant influence on the vote.

If we seek stockholder approval of our business combination, our sponsor, founders, directors, officers, advisors and their affiliates may elect to purchase shares from stockholders, in which case they may influence a vote in favor of a proposed business combination that you do not support.

If we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, founders, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions either prior to or following the consummation of our initial business combination. Such purchases will not be made if our sponsor, founders, directors, officers, advisors or their affiliates are in possession of any material non-public information that has not been disclosed to the selling stockholder. Such a purchase would include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, founders, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. It is intended that, if Rule 10b-18 would apply to purchases by our sponsor, founders, directors, officers, advisors or their affiliates, then such purchases will comply with Rule 10b-18 under the Exchange Act, to the extent it applies, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

The purpose of such purchases would be to (1) increase the likelihood of obtaining stockholder approval of the business combination or (2) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. This may result in the consummation of an initial business combination that may not otherwise have been possible.

Our board of directors is divided into three classes and, therefore, our insiders will continue to exert control over us until the closing of a business combination.

Our board of directors is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. Accordingly, you may not be able to exercise your voting rights under corporate law for up to 21 months. If there is an annual meeting, as a consequence of our “staggered” board of directors, fewer than half of the board of directors will be considered for election and our insiders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our insiders will continue to exert control at least until the consummation of our initial business combination.

We may not hold an annual meeting of stockholders until after the consummation of our initial business combination.

In accordance with NYSE corporate governance requirements, we are not required to hold an annual meeting until one year after our first fiscal year end following our listing on NYSE. Under Section 211(b) of the Delaware General Corporation Law, we are, however, required to hold an annual meeting of stockholders for the purposes of electing directors in accordance with our bylaws unless such election is made by written consent in lieu of such a meeting. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, and thus we may not be in compliance with Section 211(b) of the Delaware General Corporation Law, which requires an annual meeting. Therefore, if our stockholders want us to hold an annual meeting prior to the consummation of our initial business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the Delaware General Corporation Law.

Our amended and restated certificate of incorporation will designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with our company or our company’s directors, officers or other employees.

Our amended and restated certificate of incorporation will provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall, to the fullest extent permitted by law, be the sole and exclusive forum for any (1) derivative action or proceeding brought on behalf of our company, (2) action asserting a claim of breach of a fiduciary duty owed by any director, officer, employee or agent of our company to our company or our stockholders, or any claim for aiding and abetting any such alleged breach, (3) action asserting a claim against our company or any director or officer of our company arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or our bylaws, or (4) action asserting a claim against us or any director or officer of our company governed by the internal affairs doctrine except for, as to each of (1) through (4) above, any claim (a) as to which the Court of Chancery determines that there is an indispensable party not subject to the jurisdiction of the Court of Chancery (and the indispensable party does not consent to the personal jurisdiction of the Court of Chancery within ten days following such determination), (b) which is vested in the exclusive jurisdiction of a court or forum other than the Court of Chancery, or (c) arising under the federal securities laws, including the Securities Act, as to which the Court of Chancery and the federal district court for the District of Delaware shall concurrently be the sole and exclusive forums. Notwithstanding the foregoing, the provisions of this paragraph will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America shall be the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any shares of our capital stock shall be deemed to have notice of and to have consented to the forum provisions in our amended and restated certificate of incorporation. If any action the subject matter of which is within the scope the forum provisions is filed in a court other than a court located within the State of Delaware (a ‘‘foreign action’’) in the name of any stockholder, such stockholder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought in any such court to enforce the forum provisions (an ‘‘enforcement action’’), and (y) having service of process made upon such stockholder in any such enforcement action by service upon such stockholder’s counsel in the foreign action as agent for such stockholder.

This choice-of-forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company or its directors, officers or other employees, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our amended and restated certificate of incorporation inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

Our insiders paid an aggregate of $25,000, or approximately $0.01 per share, for the insider shares and, accordingly, you will experience immediate and substantial dilution from the purchase of our shares of common stock.

The difference between the public offered price per share and the pro forma net tangible book value per share after the Initial Public Offering constitutes the dilution to the investors. Our initial stockholders acquired their insider shares at a nominal price, significantly contributing to this dilution. Upon consummation of the Initial Public Offering, you and the other Initial Public Offering investors incurred an immediate and substantial dilution of approximately 84.5% or $8.45 per share (the difference between the public offering price per share and the pro forma net tangible book value per share of $1.55 per share). This is because investors in the Initial Public Offering contributed approximately 99.98% of the total amount paid to us for our outstanding securities after the Initial Public Offering but will only own approximately 80% of our outstanding securities. Accordingly, the per-share purchase price you will be paying substantially exceeds our per share net tangible book value.

Our outstanding warrants may have an adverse effect on the market price of our shares of common stock and make it more difficult to effect a business combination.

We issued warrants that will result in the issuance of up to 5,750,000 shares and private warrants that will result in the issuance of an additional 3,700,000 shares of common stock. The potential for the issuance of a substantial number of additional shares upon exercise of the warrants could make us a less attractive acquisition vehicle in the eyes of a target business. Such warrants, when exercised, will increase the number of issued and outstanding shares of common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

If our insiders exercise their registration rights, it may have an adverse effect on the market price of our shares of common stock and the existence of these rights may make it more difficult to effect our initial business combination.

Our insiders are entitled to make a demand that we register the resale of the insider shares (a total of 2,875,000 shares) at any time commencing three months prior to the date on which their shares may be released from escrow. Additionally, our sponsor is entitled to demand that we register the resale of the 3,400,000 shares of common stock underlying the private warrants and any securities our sponsor may be issued in payment of working capital loans made to us at any time after we consummate a business combination. The presence of these additional shares of common stock trading in the public market may have an adverse effect on the market price of our securities. In addition, the existence of these rights may make it more difficult to effectuate our initial business combination or increase the cost of consummating our initial business combination with the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our shares of common stock.

We may enter into agreements with consultants or financial advisers that provide for the payment of fees upon the consummation of our initial business combination, and, therefore, such consultants or financial advisers may have conflicts of interest.

We may enter into agreements with consultants or financial advisers that provide for the payment of fees upon the consummation of our initial business combination. If we pay consultants or financial advisers fees that are tied to the consummation of our initial business combination, they may have conflicts of interest when providing services to us, and their interests in such fees may influence their advice with respect to a potential business combination. For example, if a consultant’s or financial advisor’s fee is based on the size of the transaction, then they may be influenced to present us larger transactions that may have lower growth opportunities or long-term value versus smaller transactions that may have greater growth opportunities or provide greater value to our stockholders. Similarly, consultants whose fees are based on consummation of a business combination may be influenced to present potential business combinations to us regardless of whether they provide longer-term value for our stockholders. While we will endeavor to structure agreements with consultants and financial advisors to minimize the possibility and extent of these conflicts of interest, we cannot assure you that we will be able to do so and that we will not be impacted by the adverse influences they create.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities,

each of which may make it difficult for us to complete our business combination.

In addition, we may have imposed upon us certain burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. An investment in us is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earlier to occur of either: (i) the completion of our primary business objective, which is a business combination; or (ii) absent a business combination, our return of the funds held in the trust account to our public stockholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our public warrants will expire worthless.

The determination of the offering price of our units and the size of the Initial Public Offering was more arbitrary than the pricing of securities and size of an offering of an operating company in a particular industry. You may have less assurance, therefore, that the offering price of our units properly reflects the value of such units than you would have in a typical offering of an operating company.

Prior to the Initial Public Offering there was been no public market for any of our securities. The public offering price of the units and the terms of the warrants were negotiated between us and the underwriters. In determining the size of the Initial Public Offering, management held customary organizational meetings with representatives of the underwriters, both prior to our inception and thereafter, with respect to the state of capital markets, generally, and the amount the underwriters believed they reasonably could raise on our behalf. Factors considered in determining the size of the Initial Public Offering, prices and terms of the units, including the common stock and warrants underlying the units, included:

•	the history of other similarly structured blank check companies;

•	prior offerings of those companies;

•	our prospects for consummating an initial business combination with an operating business at attractive values;

•	our capital structure;

•	securities exchange listing requirements;

•	market demand;

•	expected liquidity of our securities;

•	general conditions of the securities markets at the time of the offering; and

•	other factors as were deemed relevant.

However, although these factors were considered, the determination of our offering price was more arbitrary than the pricing of securities for an operating company in a particular industry since we have no historical operations or financial results to compare them to.

The requirement that we complete our initial business combination within 18 months may give potential target businesses leverage over us in negotiating our initial business combination.

We have 18 months from the Initial Public offering to complete our initial business combination. Any potential target business with which we enter into negotiations concerning a business combination will be aware of this requirement. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete a business combination with that particular target business, we may be unable to complete a business combination with any other target business. This risk will increase as we get closer to the time limit referenced above.

We may not obtain a fairness opinion with respect to the target business that we seek to consummate our initial business combination with and therefore you may be relying solely on the judgment of our board of directors in approving a proposed business combination.

We will only be required to obtain a fairness opinion with respect to the target business that we seek to consummate our initial business combination with if it is an entity that is affiliated with any of our insiders, officers or directors. In all other instances, we will have no obligation to obtain an opinion. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination

Resources could be wasted in researching business combinations that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our public warrants will expire worthless.

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public stockholders may receive only approximately $10.00 per share on the liquidation of our trust account and our public warrants will expire worthless.

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an initial business combination.

Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and report on our system of internal control and may require that we have such system of internal control audited. If we fail to maintain the adequacy of our internal control, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal control, although as an “emerging growth company” as defined in the JOBS Act, we may take advantage of an exemption to this requirement. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal control. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such initial business combination.

We are an “emerging growth company” and a smaller reporting company and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies or smaller reporting companies will make our securities less attractive to investors.

We are an “emerging growth company,” as defined in the JOBS Act. We will remain an “emerging growth company” for up to five years. However, if our non-convertible debt issued within a three-year period exceeds $1.0 billion or revenues exceeds $1.07 billion, or the market value of our shares of common stock that are held by non-affiliates exceeds $700.0 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year. As an emerging growth company, we are not being required to comply with the auditor attestation requirements of section 404 of the Sarbanes-Oxley Act, we have reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and we are exempt from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Additionally, as an emerging growth company, we have elected to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates. We cannot predict if investors will find our shares less attractive because we may rely on these provisions. If some investors find our shares less attractive as a result, there may be a less active trading market for our shares and our share price may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, will not adopt the new or revised standard until the time private companies are required to adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Additionally, we are a ‘‘smaller reporting company’’ as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates exceeds $250.0 million as of the end of that fiscal year’s second fiscal quarter, or (2) our annual revenues exceeded $100.0 million during such completed fiscal year and the market value of our common stock held by non-affiliates exceeds $700.0 million as of the end of that fiscal year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

We may effect our initial business combination with a company located outside of the United States. If we did, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

•	rules and regulations or currency conversion or corporate withholding taxes on individuals;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

•	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we are unable to do so, our operations may suffer.

If we effect our initial business combination with a target business located outside of the United States, the laws applicable to such target business will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect our initial business combination with a target business located outside of the United States, the laws of the country in which such target business is domiciled will govern almost all of the material agreements relating to its operations. The target business may not be able to enforce any of its material agreements in such jurisdiction and appropriate remedies to enforce its rights under such material agreements may not be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we consummate our initial business combination with a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

Provisions in our certificate of incorporation and bylaws and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock and could entrench management.

Our certificate of incorporation contains provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Because we must furnish our stockholders with target business financial statements prepared in accordance with U.S. generally accepted accounting principles or international financial reporting standards, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, or international financial reporting standards, or IFRS as issued by the International Accounting Standards Board or the IASB, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. We will include the same financial statement disclosure in connection with any tender offer documents we use, whether or not they are required under the tender offer rules. These financial statement requirements may limit the pool of potential target businesses we may consummate our initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2020, we had approximately $333,000 in cash and a working capital deficiency of approximately $172,000 (not taken into account tax obligations of approximately $109,000 that may be paid using investment income earned from Trust Account). We have incurred and expect to continue to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital are discussed in the section of this Annual Report on Form 10-K titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our plans to raise capital and to consummate our initial business combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this Annual Report on Form 10-K do not include any adjustments that might result from our inability to continue as a going concern.

Investors may not appropriately allocate a tax basis to the components of the unit.

Because investors will be investing in units comprised of one share of common stock and one right, investors will need to allocate a tax basis to each item in proportion to their values at the time of the investment. We are not required to provide any guidance as to the proper allocation of tax basis. Failure to properly allocate a tax basis could result in adverse tax consequences to an investor.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We currently maintain our principal executive offices at 4601 Wilshire Boulevard, Suite 240, Los Angeles, California 90010. The space is provided to us by our sponsor, at no cost. We consider our current office space, combined with the other office space otherwise available to our executive officers, adequate for our current operations.

Item 3.	Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Our common stock shares and warrants are traded on the NYSE under the symbols “PTK.U,” “PTK” and “PTK WS,” respectively. Our common stock commenced public trading on July 15, 2020.

(b) Holders

On December 31, 2020, there were two holders of record of shares of common stock.

(c) Dividends

We have not paid any cash dividends on our shares of common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends subsequent to the completion of our initial business combination will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(e) Performance Graph

Not applicable.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Concurrently with the closing of the Initial Public Offering, our sponsor purchased 6,800,000 private placement warrants at a price of $0.50 per private placement warrant, generating proceeds of $3.4 million. In addition, upon the consummation of our Initial Public Offering, 600,000 additional private placement warrants were issued to our sponsor as a result of the conversion of a promissory note. The private placement warrants are identical to the public warrants, except that the private placement warrants and the common stock issuable upon exercise of the private placement warrants, so long as they are held by the sponsor or its permitted transferees, (i) will not be redeemable by the company, (ii) may not (including the common stock issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. If the private placement warrants are held by holders other than the sponsor or its permitted transferees, the private placement warrants will be redeemable by the company and exercisable by the holders on the same basis as the public warrants.

Use of Proceeds

In connection with our Initial Public Offering, we incurred offering costs of approximately $7.3 million (including underwriting commissions of approximately $2.3 million and deferred underwriting commissions of approximately $4.0 million). Other incurred offering costs consisted principally of formation and preparation fees related to the Initial Public Offering. Our sponsor and its affiliate had loaned us an aggregate of $300,000 to cover expenses related to our Initial Public Offering pursuant to a promissory note. This loan was non-interest bearing and became payable upon the completion of our Initial Public Offering. This loan was non-interest bearing, and on July 9, 2020 the Company amended such loan to provide that such loan: (A) was convertible into 600,000 private warrants issuable to the sponsor at a purchase price of $0.50 per warrant upon the consummation of the Initial Public Offering; or (B) due in cash to the sponsor on the date the company determines not to proceed with the Initial Public Offering. The company fully borrowed the note amount of $300,000 as of June 30, 2020. The note was converted into 600,000 private warrants upon the consummation of the Initial Public Offering.

After deducting the underwriting discounts and commissions (excluding the deferred portion of approximately $4.0 million in underwriting discounts and commissions, which amount will be payable upon consummation of our initial business combination, if consummated) and our Initial Public Offering expenses, $115.0 million of the net proceeds from our Initial Public Offering and the private placement of the private placement warrants (or $10.00 per unit sold in our Initial Public Offering) was placed in the trust account. As of the date of this Annual Report on Form 10-K, we had approximately $333,000 in cash held outside the trust account and will be used to fund our operating expenses. The net proceeds of our Initial Public Offering and certain proceeds from the sale of the private placement warrants are held in the trust account and are invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data

As a “smaller reporting company,” we are not required to provide the information called for by this Item.

Item 7.	Management’s Discussion and Analysis

References to “we”, “us”, “our” or the “Company” are to PTK Acquisition Corp, except where the context requires otherwise. The following discussion should be read in conjunction with our financial statements and related notes thereto included elsewhere in this Annual Report on Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other U.S. Securities and Exchange Commission (“SEC”) filings.

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

Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 6,800,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $0.50 per Private Placement Warrant to our Sponsor, generating gross proceeds to the Company of $3.4 million. In addition, upon the consummation of our Initial Public Offering, 600,000 additional private placement warrants were issued to our sponsor as a result of the conversion of a promissory note.

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

Results of Operations

Our entire activity since inception through December 31, 2020 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We generate non-operating income in the form of income from our investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2020 we had net loss of approximately $725,000, which consisted of approximately $568,000 in general and administrative expenses, $55,000 of administrative fees – related party and $107,000 of franchise tax expenses, offset by approximately $6,000 in net gain from investments held in the Trust Account.

For the period from August 19, 2019 (inception) through December 31, 2019, we had a net loss of approximately $3,000.

Liquidity, Capital Resources and Going Concern

As of December 31, 2020, we had approximately $333,000 in cash and working capital deficit of approximately $172,000 (not taken into account tax obligations of approximately $109,000 that may be paid using investment income earned from Trust Account). In order to meet our working capital needs following the consummation of the Initial Public Offering, our sponsor may, but is not obligated to, loan us funds, from time to time or at any time, in whatever amount it deems reasonable in its sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at our sponsor’s discretion, up to $1.0 million of the notes may be converted upon consummation of our business combination into private warrants at a price of $0.50 per warrant (which, for example, would result in our sponsor being issued 1,000,000 private warrants at a purchase price of $0.50 per warrant if $500,000 of notes were so converted). If we do not complete a business combination, any outstanding loans from our sponsor, will be repaid only from amounts remaining outside our trust account, if any.

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

Based on the foregoing, management has determined that the working capital deficit raises substantial doubt about our ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date we are required to liquidate, January 15, 2022. The financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of the balance sheet. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Related Party Loans

On October 10, 2019, our Sponsor agreed to loan us an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing, and on July 9, 2020 the Company amended such loan to provide that such loan: (A) was convertible into 600,000 private warrants issuable to the Sponsor at a purchase price of $0.50 per warrant upon the consummation of the Initial Public Offering; or (B) due in cash to the Sponsor on the date we determine not to proceed with the Initial Public Offering. The amendment was recognized as an extinguishment, but did not result in a gain or loss. We fully borrowed the Note amount of $300,000 and, on July 15, 2020, the Note was converted into 600,000 private warrants upon the consummation of the Initial Public Offering. Upon conversion, the carrying value of the note was reclassified to additional paid-in-capital within stockholders’ equity.

Contractual Obligations

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

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $2.3 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or $4.0 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee is payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

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

Administrative Support Agreement

We entered into an agreement to pay our Sponsor a total of up to $10,000 per month for overhead and administration support. Upon completion of the Initial Business Combination or our liquidation, we will cease paying these monthly fees. We incurred $55,000 of such fees in the year ended December 31, 2020 which is payable as of December 31, 2020.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Common Stock Subject to Possible Redemption

We account for common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our outstanding common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 10,570,015 shares of common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the balance sheets.

Net Income (Loss) Per Share of Common Stock

Net income (loss) per share is computed by dividing net loss by the weighted-average number of common stock outstanding during the periods. We have not considered the effect of the warrants sold in the Initial Public Offering and Private Placement, as well as the warrants issued on the Note conversion to purchase an aggregate of 18,900,000 shares of common stock in the calculation of diluted loss per common stock, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

Our statements of operations include a presentation of income (loss) per share for common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per common stock, basic and diluted, for common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Common stock subject to possible redemption outstanding since original issuance.

Net income (loss) per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Insider Shares and non-redeemable shares of Public Shares. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

Recent Accounting Standards

Our management does not believe that there are any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Off-Balance Sheet Arrangements and Contractual Obligations

As of December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K and did not have any commitments or contractual obligations.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Recent Accounting Pronouncements

Our management does not believe there are any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, that would have a material effect on our financial statements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8.	Financial Statements and Supplementary Data

This information appears following Item 15 of this Annual Report on Form 10-K and is incorporated herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9a.	Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer (who serves as our principal executive officer) and Chief Financial Officer (who serves as our principal financial and accounting officer), to allow timely decisions regarding required disclosure.

As of December 31, 2020, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably like to materially affect, our internal control over financial reporting.

Item 9b.	Other Information

None.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

As of the date of this Annual Report on Form 10-K, our officers and directors are as follows:

Name	Age	Position
Peter Kuo	49	Chief Executive Officer and Director

Timothy Chen	46	Chief Financial Officer and Director

Ker Zhang	58	Secretary and Director

Charles Huang	51	Director

John Hui	65	Director

Dr. Walden C. Rhines	74	Director

Peter Kuo

Peter Kuo, 49, serves as Chief Executive Officer and Director. Mr. Kuo has served as a co-founding partner of Canyon Bridge Capital Partners, a private equity firm, since April 2017. Mr. Kuo was a Managing Director at Lazard Limited, where he advised clients on strategic M&A from June 2011 until March 2018. Mr. Kuo was a Managing Director at Cowen Inc. from March 2010 until May 2011 and Susquehanna International Group from June 2005 until December 2010. A Fulbright Scholar, Peter holds a JD from Harvard Law School and a BS in Foreign Service from Georgetown University. We believe Mr. Kuo’s extensive deal-making experience within the technology sector make him well qualified to serve as a director.

Timothy Chen

Timothy Chen, 46, serves as Chief Financial Officer and Director. Since February 1997 Mr. Chen has held numerous positions with VIA Technologies, Inc., a leading innovator of PC silicon and platform technologies. Since February 2010, Mr. Chen has served as the Head of Global Sales & Marketing at VIA Technologies, Inc. Since February 2017 Mr. Chen has also served as the Chief Executive Officer of VIA China, a wholly owned subsidiary of VIA Technologies, Inc. Mr. Chen is also a World Economic Forum Young Global Leader and a Fellow of the China Fellowship Program and member of the Aspen Global Leadership Networks. Mr. Chen holds a B.S. in Industrial Engineering from the University of California at Berkley. Mr. Chen is also involved in social ventures, social media, premium content providers, hardware companies at the semiconductor & system level. We believe Mr. Chen’s extensive deal-making experience within the technology sector make him well qualified to serve as a director.

Ker Zhang

Ker Zhang, 58, serves as Secretary and Director. Mr. Zhang has been an entrepreneur in residence at Kleiner Perkins since February 2018. Mr. Zhang was Vice President and General Manager of CDMA Product and Development of Intel Corporation from October 2015 until February 2018. Mr. Zhang was Chief Executive Officer of VIA Telecom from April 2002 until it was acquired by Intel Corporation in October 2015. Mr. Zhang has been the Executive Chairman of privately-held Crossbar, Inc., since March 2019. Mr. Zhang earned his M.S. in Physics from the University of Massachusetts and his Ph.D. in Electrical Engineering from Worcester Polytechnic Institute. We believe Mr. Zhang’s expertise in the technology hardware sector makes him well qualified to serve as a director.

Charles Huang

Charles Huang, 51, serves as a Director. Mr. Huang has served as Chief Executive Officer of Indigo 7 Limited since February 2014. Mr. Huang is also currently the Chief Operating Officer of Red Octance, a video game publisher. Since March 2011 Mr. Huang has also served as a co-founder of Blue Goji Corp, a maker of games and controllers. Prior to Blue Goji, Mr. Hui was Co-founder of American electronic entertainment company RedOctane, where he was the co-developer of the video game Guitar Hero. Mr. Huang holds a BA in Economics and Asian Studies from the University of California at Berkley. We believe Mr. Huang’s expertise in the gaming sector makes him well qualified to serve as a director.

John Hui

John Hui, 65, serves as a Director. Mr. Hui served as Chief Strategy Officer of Foxconn from September 2010 until 2019. Mr. Hui has also served as the Chief Executive Officer of Joui International since January 2015. Mr. Hui served as Chairman of the Board of Directors of privately-held Smart Technologies from October 2016 until December 2018. Mr. Hui also served as the Chief Executive Officer of InFocus from September 2009 until June 2016. Mr. Hui holds a B.Sc. in Business from State University of New York at Buffalo and a Master of Business Administration from McMaster University. We believe Mr. Hui’s expertise in the technology hardware sector makes him well qualified to serve as a director.

Dr. Walden C. Rhines

Dr. Rhines, 74, serves as a Director. He has been the President and Chief Executive Officer of Cornami, Inc. since March 2020. From 1995 until 2015, he served as a director of TriQuint. He was CEO Emeritus of Mentor, a Siemens Business and an electronic design automation company, having previously served as President and Chief Executive Officer of Mentor from its acquisition by Siemens Industry, Inc. in March 2017 until October 2018. He previously served as Chief Executive Officer of Mentor Graphics Corporation from 1993 and chairman of its board of directors from 2000 until the acquisition of Mentor Graphics by Siemens in 2017. Prior to joining Mentor Graphics, he spent 21 years at Texas Instruments, a semiconductor manufacturer, with his most recent position as the Executive Vice President of its Semiconductor Group with responsibility for its worldwide semiconductor business. Dr. Rhines also served as a director of Cirrus Logic, Inc., a semiconductor company, from 1995 to 2009, was a member of the board of Electronic System Design Alliance, a trade association for electronic design companies, and served on the board of Semiconductor Research Corporation, a technology research consortium, and as a consultant to the Defense Advanced Research Projects Agency (DARPA), a research investment arm of the U.S. government. Dr. Rhines brings to the Board and its committees over 45 years of experience in the semiconductor industry, including substantial operating experience and management expertise as a CEO of a publicly traded technology company. We believe Dr. Rhines’ expertise in the technology sector makes him well qualified to serve as a director.

Number and Terms of Office of Officers and Directors

Our board of directors has six members, three of whom will be deemed “independent” under SEC and NYSE rules. We may not hold an annual meeting of stockholders until after we consummate our initial business combination.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our bylaws provide that our directors may consist of a chairman of the board, and that our officers may consist of chief executive officer, president, chief financial officer, executive vice president(s), vice president(s), secretary, treasurer and such other officers as may be determined by the board of directors.

Committees of the Board of Directors

Our board of directors has three standing committees: an audit committee, a nominating committee and a compensation committee. Each committee will operate under a charter that has been approved by our board of directors and will have the composition and responsibilities described below. The charter of each committee is available upon request at no charge.

Audit Committee

Under the NYSE listing standards and applicable SEC rules, we are required to have three members of the audit committee all of whom must be independent. We have established an audit committee of the board of directors, which consists of Charles Huang, John Hui and Dr. Walden C. Rhines, each of whom is an independent director under NYSE’s listing standards. Mr. Hui is the Chairperson of the audit committee. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

•

reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

•	discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

•	discussing with management major risk assessment and risk management policies;

•	monitoring the independence of the independent auditor;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	reviewing and approving all related-party transactions;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

•	appointing or replacing the independent auditor;

•

determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•

establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

•	approving reimbursement of expenses incurred by our management team in identifying potential target businesses.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under the NYSE listing standards. The NYSE listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to NYSE that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that John Hui qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Nominating Committee

We have established a nominating committee of the board of directors, which consists of Charles Huang, John Hui and Dr. Walden C. Rhines, each of whom is an independent director under NYSE’s listing standards.

Mr. Hui is the Chairperson of the nominating committee. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, stockholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The nominating committee considers a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by stockholders and other persons.

Compensation Committee

We have established a compensation committee of the board of directors, which will consist of Charles Huang, John Hui and Dr. Walden C. Rhines, each of whom is an independent director under NYSE’s listing standards. Mr. Hui is the Chairperson of the compensation committee. The compensation committee’s duties, which are specified in our Compensation Committee Charter, include, but are not limited to:

•	reviewing and approving the compensation (if any) of all of our executive officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our executive officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NYSE and the SEC.

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, and in the past year has not served, as a member of the compensation committee of any entity that has one or more executive officers serving on our board of directors.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. The Code of Ethics codifies the business and ethical principles that govern all aspects of our business. A copy of the Code of Ethics is available upon request of the company at no charge. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K.

Conflicts of Interest

Investors should be aware of the following potential conflicts of interest:

•

None of our officers and directors is required to commit their full time to our affairs and, accordingly, they may have conflicts of interest in allocating their time among various business activities.

•

In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to our company as well as the other entities with which they are affiliated. Our officers and directors may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•

Our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by our company.

•

Unless we consummate our initial business combination, our officers, directors and insiders will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds not deposited in the trust account and the amount of interest income from the trust account that may be released to us as working capital.

•

The insider shares beneficially owned by our officers and directors will be released from escrow only if our initial business combination is successfully completed. Additionally, if we are unable to complete an initial business combination within the required time frame, our officers and directors will not be entitled to receive any amounts held in the trust account with respect to any of their insider shares. For the foregoing reasons, our board may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effect our initial business combination.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

•	the corporation could financially undertake the opportunity;

•	the opportunity is within the corporation’s line of business; and

•	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Furthermore, our certificate of incorporation provides that the doctrine of corporate opportunity will not apply with respect to any of our officers or directors in circumstances where the application of the doctrine would conflict with any fiduciary duties or contractual obligations they may have. In order to minimize potential conflicts of interest which may arise from multiple affiliations, our officers and directors (other than our independent directors) have agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire a target business, until the earlier of: (1) our consummation of an initial business combination and (2) 18 months from the date of the Initial Public Offering. This agreement is, however, subject to any pre-existing fiduciary and contractual obligations such officer or director may from time to time have to another entity. Accordingly, if any of them becomes aware of a business combination opportunity which is suitable for an entity to which he or she has pre-existing fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that the pre-existing fiduciary duties or contractual obligations of our officers and directors will materially undermine our ability to complete our business combination because in most cases the affiliated companies are closely held entities controlled by the officer or director or the nature of the affiliated company’s business is such that it is unlikely that a conflict will arise.

The following table summarizes the current pre-existing fiduciary or contractual obligations of our officers and directors:

INDIVIDUAL	ENTITY	ENTITY’S BUSINESS	AFFILIATION
Timothy Chen	VIA Technologies, Inc.	PC silicon and platform technologies developer	China CEO Head of Sales & Marketing

Ker Zhang	RRAM technology developer Venture Capital	RRAM technology developer Venture Capital	Executive Chairman Entrepreneur in Residence

Charles Huang	Indigo 7 Limited	Distributor of film, drama and other programming	Chief Executive Officer

	Red Octane	Video game publisher	Chief Operating Officer

John Hui

Peter Kuo	Canyon Bridge	Global Private Equity Firm	Co-Founder Partner

Walden Rhines	Cornami, Inc.	Fabless microprocessor company	President & Chief Executive Officer

Our insiders have agreed, pursuant to a letter agreement, to offer all suitable business combination opportunities to us before any other person or company until the consummation by us of a business combination, subject to any pre-existing contractual or fiduciary obligations they may have; provided, that our insiders shall not be limited with respect to their individual activity as a sponsor or independent director of a separate special purpose acquisition vehicle that does not conflict or compete with us.

Our insiders have agreed to vote any shares of common stock held by them in favor of our initial business combination. In addition, they have agreed to waive their respective rights to receive any amounts held in the trust account with respect to their insider shares if we are unable to complete our initial business combination within the required time frame. If they purchase shares of common stock in the Initial Public Offering or in the open market, however, they would be entitled to receive their pro rata share of the amounts held in the trust account if we are unable to complete our initial business combination within the required time frame, but have agreed not to convert such shares in connection with the consummation of our initial business combination.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

To further minimize conflicts of interest, we have agreed not to consummate our initial business combination with an entity that is affiliated with any of our officers, directors or insiders, unless we have obtained (i) an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view and (ii) the approval of a majority of our disinterested and independent directors (if we have any at that time). Furthermore, in no event will our insiders or any of the members of our management team be paid any finder’s fee, consulting fee or other similar compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is).

Limitation on Liability and Indemnification of Officers and Directors

Our certificate of incorporation provides that our directors and officers will be indemnified by us to the fullest extent authorized by Delaware law as it now exists or may in the future be amended. In addition, our certificate of incorporation provides that our directors will not be personally liable for monetary damages to us for breaches of their fiduciary duty as directors, unless they violated their duty of loyalty to us or our stockholders, acted in bad faith, knowingly or intentionally violated the law, authorized unlawful payments of dividends, unlawful stock purchases or unlawful redemptions, or derived an improper personal benefit from their actions as directors. Notwithstanding the foregoing, as set forth in our certificate of incorporation, such indemnification will not extend to any claims our insiders may make to us to cover any loss that they may sustain as a result of their agreement to pay debts and obligations to target businesses or third parties or other entities that are owed money by us for services rendered or contracted for or products sold to us as described elsewhere in this Annual Report on Form 10-K.

Our bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit indemnification. We have purchased a policy of directors’ and officers’ liability insurance that insures our directors and officers against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify the directors and officers.

These provisions may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against directors and officers, even though such an action, if successful, might otherwise benefit us and our stockholders. Furthermore, a stockholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these provisions. We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced directors and officers.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

Item 11.	Executive Compensation

Executive Officer and Director Compensation

No executive officer has received any cash compensation for services rendered to us. No compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors and audit committee, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined by a compensation committee constituted solely of independent directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 1, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of our common stock, by:

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding shares of common stock;

•	each of our executive officers and directors; and

•	our executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

In the table below, percentage ownership is based on 14,375,000 shares of common stock outstanding as of the completion of our Initial Public Offering.

	Insider Shares(1)(2)(3)		Common Stock
Name of Beneficial Owners	Number of Shares Beneficially Owned	Approximate Percentage of Total Shares	Number of Shares Beneficially Owned	Approximate Percentage of Total Shares	Approximate Percentage of Voting Control
PTK Holdings LLC (our sponsor)	2,875,000	20%	—	—	20%
Periscope Capital Inc.(4)	—	—	835,000	5.8%	5.8%
Peter Kuo	930,556	6.5%	—	—	6.5%
Timothy Chen	930,556	6.5%	—	—	6.5%
Ker Zhang	930,556	6.5%	—	—	6.5%
John Hui	83,332	2.9%	—	—	2.9%
All officers and directors as a group (eight individuals)	2,875,000	20%	—	—	20%

*	Less than one percent.
(1)	The business address of each of the individuals is c/o PTK Acquisition Corp., 4601 Wilshire Boulevard, Suite 240, Los Angeles, California 90010.
(2)	Does not include shares underlying the 7,400,000 private placement warrants.
(3)

Consists of units owned by PTK Holdings LLC, our sponsor, which is jointly owned by Peter Kuo, our Chief Executive Officer and a Director, Timothy Chen, our Chief Financial Officer and a Director, and Ker Zhang, our Secretary and a Director.

(4)

The shares are held by Periscope Capital Inc. is the beneficial owner of 603,400 shares of common stock and acts as investment manager of, and exercises investment discretion with respect to, certain private investment funds (each a “Periscope Fund”) that collectively directly own 231,600 shares of common stock. The business address of each of these entities is 333 Bay Street, Suite 1240, Toronto, Ontario, Canada M5H 2R2.

Our insiders own approximately 20% of the issued and outstanding shares of common stock (assuming they have not and do not purchase any units offered on the public market). Because of the ownership block held by our insiders, such individuals may be able to effectively exercise influence over all matters requiring approval by our stockholders, including the election of directors and approval of significant corporate transactions other than approval of our initial business combination.

All of the insider shares outstanding prior to the date of the Initial Public Offering will be placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent. Subject to certain limited exceptions, 50% of these shares will not be transferred, assigned, sold or released from escrow until the earlier of six months after the date of the consummation of our initial business combination and the date the closing price of our common stock equals or exceeds $12.50 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after our initial business combination and the remaining 50% of the insider shares will not be transferred, assigned, sold or released from escrow until six months after the date of the consummation of our initial business combination or earlier in either case if, subsequent to our initial business combination, we complete a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property.

During the escrow period, the holders of these shares will not be able to sell or transfer their securities except (1) transfers among the insiders, to our officers, directors, advisors and employees, (2) transfers to an insider’s affiliates or its members upon its liquidation, (3) transfers to relatives and trusts for estate planning purposes, (4) transfers by virtue of the laws of descent and distribution upon death, (5) transfers pursuant to a qualified domestic relations order, (6) private sales made at prices no greater than the price at which the securities were originally purchased or (7) transfers to us for cancellation in connection with the consummation of an initial business combination, in each case (except for clause 7) where the transferee agrees to the terms of the escrow agreement and forfeiture, as the case may be, as well as the other applicable restrictions and agreements of the holders of the insider shares. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, there will be no liquidation distribution with respect to the insider shares.

In order to meet our working capital needs following the consummation of the Initial Public Offering, our sponsor may, but is not obligated to, loan us funds, from time to time or at any time, in whatever amount it deems reasonable in its sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at our sponsor’s discretion, up to $1.0 million of the notes may be converted upon consummation of our business combination into private warrants at a price of $0.50 per warrant (which, for example, would result in our sponsor being issued 1,000,000 private warrants at a purchase price of $0.50 per warrant if $500,000 of notes were so converted). If we do not complete a business combination, any outstanding loans from our sponsor, will be repaid only from amounts remaining outside our trust account, if any.

Our sponsor and our executive officers and directors are deemed to be our “promoters,” as that term is defined under the federal securities laws.

Changes in Control

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

In October, 2019, we sold an aggregate of 2,875,000 shares of our common stock for $25,000, or approximately $0.01 per share, to our initial officers and directors.

On October 10, 2019, the sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note. This loan was non-interest bearing, and on July 9, 2020 the Company amended such loan to provide that such loan: (A) was convertible into 600,000 private warrants issuable to the sponsor at a purchase price of $0.50 per warrant upon the consummation of the Initial Public Offering; or (B) due in cash to the sponsor on the date the company determines not to proceed with the Initial Public Offering. The company fully borrowed the note amount of $300,000 as of June 30, 2020. The note was converted into 600,000 private warrants upon the consummation of the Initial Public Offering.

In order to meet our working capital needs following the Initial Public Offering, our sponsor may, but is not obligated to, loan us funds, from time to time or at any time, in whatever amount it deems reasonable in its sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at our sponsor’s discretion, up to $1.0 million of the notes may be converted upon consummation of our business combination into private warrants at a price of $0.50 per warrant (which, for example, would result in our sponsor being issued 1,000,000 private warrants at a purchase price of $0.50 per warrant if $500,000 of notes were so converted). If we do not complete a business combination, any outstanding loans from our sponsor, will be repaid only from amounts remaining outside our trust account, if any.

The holders of our insider shares, as well as the holders of any shares our insiders, officers, directors or their affiliates may be issued in payment of working capital loans made to us, will be entitled to registration rights pursuant to an agreement signed contemporaneously with the Initial Public Offering. The holders of a majority of these securities are entitled to make up to two demands that we register such securities. The holders of the majority of the insider shares can elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are to be released from escrow. The holders of a majority of the shares issued in payment of working capital loans made to us can elect to exercise these registration rights at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to our consummation of our initial business combination. We will bear the expenses incurred in connection with the filing of any such registration statements.

No compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to our insiders or any of the members of our management team, for services rendered to us prior to, or in connection with the consummation of our initial business combination (regardless of the type of transaction that it is). However, such individuals will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses, performing business due diligence on suitable target businesses and business combinations as well as traveling to and from the offices, plants or similar locations of prospective target businesses to examine their operations. There is no limit on the amount of out-of-pocket expenses reimbursable by us; provided, however, that to the extent such expenses exceed the available proceeds not deposited in the trust account and the interest income earned on the amounts held in the trust account, such expenses would not be reimbursed by us unless we consummate an initial business combination.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested independent directors, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested independent directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Policy for Approval of Related Party Transactions

Our Code of Ethics requires us to avoid, wherever possible, all related party transactions that could result in actual or potential conflicts of interests, except under guidelines approved by the board of directors (or the audit committee). Related-party transactions are defined as transactions in which (1) the aggregate amount involved will or may be expected to exceed $120,000 in any calendar year, (2) we or any of our subsidiaries is a participant, and (3) any (a) executive officer, director or nominee for election as a director, (b) greater than 5% beneficial owner of our shares of common stock, or (c) immediate family member, of the persons referred to in clauses (a) and (b), has or will have a direct or indirect material interest (other than solely as a result of being a director or a less than 10% beneficial owner of another entity). A conflict of interest situation can arise when a person takes actions or has interests that may make it difficult to perform his or her work objectively and effectively. Conflicts of interest may also arise if a person, or a member of his or her family, receives improper personal benefits as a result of his or her position.

We also require each of our directors and executive officers to annually complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

Our audit committee, pursuant to its written charter, will be responsible for reviewing and approving related-party transactions to the extent we enter into such transactions. All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions will require prior approval by our audit committee and a majority of our uninterested “independent” directors, or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our audit committee and a majority of our disinterested “independent” directors determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties. Additionally, we require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer.

To further minimize potential conflicts of interest, we have agreed not to consummate a business combination with an entity which is affiliated with any of our initial stockholders unless we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view. Furthermore, in no event will any of our existing officers, directors or initial stockholders, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination.

Director Independence

NYSE requires that a majority of our board must be composed of “independent directors.” Currently, Charles Huang, John Hui and Dr. Walden C. Rhines would each be considered an “independent director” under the NYSE listing rules, which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

We will only enter into a business combination if it is approved by a majority of our independent directors. Additionally, we will only enter into transactions with our officers and directors and their respective affiliates that are on terms no less favorable to us than could be obtained from independent parties. Any related-party transactions must also be approved by our audit committee and a majority of disinterested independent directors.

Item 14.	Principal Accounting Fees and Services

The firm of Marcum LLP, or Marcum, acts as our independent registered public accounting firm. The following is a summary of fees paid to Marcum for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by Marcum for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2020 and 2019 and of services rendered in connection with our initial public offering, totaled $82,549 and $15,000 respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. During the year ended December 31, 2020 and 2019, we paid Marcum $18,025 and $0, respectively of audit-related fees.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. During the year ended December 31, 2020, we did not pay Marcum any tax fees.

All Other Fees. All other fees consist of fees billed for all other services. During the year ended December 31, 2020, we did not pay Marcum any other fees.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report:

(1) Financial Statements

(2) Exhibits

We hereby file as part of this Annual Report on Form 10-K the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description

3.1	Amended and Restated Memorandum and Articles of Association.(1)

4.1	Warrant Agreement, dated July 13, 2020, between Continental Stock Transfer & Trust Company and the Company.(2)

4.1	Specimen Unit Certificate. (3)

4.2	Specimen Common Stock Certificate.(1)

4.3	Specimen Warrant Certificate.(3)

4.5	Description of the Registrant’s Securities.*

10.1	Letter Agreement between the Company, PTK Holdings and each of the officers and directors of the Company.(2)

10.2	Investment Management Trust Agreement, dated July 13, 2020, between Continental Stock Transfer & Trust Company and the Company.(2)

10.3	Stock Escrow Agreement, dated July 13, 2020, among the Company, Continental Stock Transfer & Trust company and PTK Holdings, LLC.(2)

10.4	Registration Rights Agreement, dated July 13, 2020, among the Company and PTK Holdings, LLC and certain directors of the Company.(2)

10.5	Private Placement Warrants Purchase Agreement, dated July 13, 2020, between the Company and PTK Holdings, LLC.(2)

14	Code of Ethics.(1)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

Exhibit No.	Description

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1, filed with the SEC on June 12, 2020.
(2)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on July 21, 2020.
(3)	Incorporated by reference to the registrant’s Registration Statement on Form S-1/A, filed with the SEC on July 10, 2020.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2021

PTK ACQUISITION CORP.

/s/ Peter Kuo
Name:	Peter Kuo
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Peter Kuo Peter Kuo	Chief Executive Officer, Director (Principal Executive Officer and the Registrant’s authorized signatory in the United States)	March 31, 2021

/s/ Timothy Chen Timothy Chen	Chief Financial Officer, Director (Principal Financial and Accounting Officer)	March 31, 2021

/s/ Ker Zhang Ker Zhang	Director	March 31, 2021

/s/ Charles Huang Charles Huang	Director	March 31, 2021

/s/ John Hui John Hui	Director	March 31, 2021

/s/ Walden C. Rhines Dr. Walden C. Rhines	Director	March 31, 2021

PTK ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Financial Statements:
Balance Sheets as of December 31, 2020 and 2019	F-3
Statements of Operations for the Year Ended December 31, 2020 and the Period from August 19, 2019 (Inception) through December 31, 2019	F-4
Statements of Changes in Stockholders’ Equity for the Year Ended December 31, 2020 and the Period from August 19, 2019 (Inception) through December 31, 2019	F-5
Statements of Cash Flows for the Year Ended December 31, 2020 and the Period from August 19, 2019 (Inception) through December 31, 2019	F-6
Notes to Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

PTK Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of PTK Acquisition Corp. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, stockholders’ equity and cash flows for year ended December 31, 2020 and for period from August 19, 2019 (inception) through December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year ended December 31, 2020 and for period from August 19, 2019 (inception) through December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company’s business plan is dependent on the completion of a business combination and the Company’s cash and working capital as of December 31, 2020 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2019.

New York, NY

March 31, 2021

PTK ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2020	December 31, 2019
Assets:
Current assets:
Cash	$333,181	$180,975
Prepaid expenses	64,254	—

Total current assets	397,435	180,975
Investments held in Trust Account	115,006,035	—
Deferred offering costs associated with the initial public offering	—	246,879

Total assets	$115,403,470	$427,854

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$399,863	$103,489
Accrued expenses	115,976	—
Accrued expenses - related party	53,677	—
Note payable - related party	—	300,000
Franchise tax payable	108,803	2,202

Total current liabilities	678,319	405,691
Deferred underwriting commissions	4,025,000	—

Total liabilities	4,703,319	405,691

Commitments and Contingencies (Note 5)

Common stock, $0.0001 par value; 10,570,015 and -0- shares subject to possible redemption at $10.00 per share at December 31, 2020 and 2019, respectively	105,700,150	—

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,804,985 and 2,875,000 shares issued and outstanding (excluding 10,570,015 and -0- shares subject to possible redemption) at December 31, 2020 and 2019, respectively	381	288
Additional paid-in capital	5,726,973	24,712
Accumulated deficit	(727,353)	(2,837)

Total stockholders’ equity	5,000,001	22,163

Total liabilities and stockholders’ equity	$115,403,470	$427,854

The accompanying notes are an integral part of these financial statements.

PTK ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2020	For the Period from August 19, 2019 (inception) through December 31, 2019
Operating expenses
General and administrative expenses	$568,151	$635
Administrative fees - related party	55,000	—
Franchise tax expense	107,400	2,202

Loss from operations	$(730,551)	$(2,837)
Net gain from investments held in Trust Account	6,035	—

Net loss	$(724,516)	$(2,837)

Weighted average shares outstanding of common stock subject to possible redemption, basic and diluted	10,616,459	—

Basic and diluted net income per share, common stock subject to possible redemption	$—	—

Weighted average shares outstanding of non-redeemable common stock, basic and diluted	3,084,568	2,500,000

Basic and diluted net loss per share, non-redeemable common stock	$(0.23)	$(0.00)

The accompanying notes are an integral part of these financial statements.

PTK ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2020

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance - December 31, 2019	2,875,000	$288	$24,712	$(2,837)	$22,163
Sale of units in initial public offering, gross	11,500,000	1,150	114,998,850	—	115,000,000
Offering costs	—	—	(7,297,496)	—	(7,297,496)
Sale of private placement warrants to Sponsor in private placement	—	—	3,400,000	—	3,400,000
Initial value of common stock subject to possible redemption	(10,630,937)	(1,063)	(106,308,307)	—	(106,309,370)
Change in value of common stock subject to possible redemption	60,922	6	609,214	—	609,220
Conversion of note payable into warrants	—	—	300,000	—	300,000
Net loss	—	—	—	(724,516)	(724,516)

Balance - December 31, 2020	3,804,985	$381	$5,726,973	$(727,353)	$5,000,001

For the Period from August 19, 2019 (inception) through December 31, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance - August 19, 2019 (inception)	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	2,875,000	288	24,712	—	25,000
Net loss	—	—	—	(2,837)	(2,837)

Balance - December 31, 2019	2,875,000	$288	$24,712	$(2,837)	$22,163

The accompanying notes are an integral part of these financial statements.

PTK ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2020	For the Period from August 19, 2019 (Inception) through December 31, 2019

Cash Flows from Operating Activities:
Net loss	$(724,516)	$(2,837)
Net gain from investments held in Trust Account	(6,035)	—
Changes in operating assets and liabilities:
Prepaid expenses	(64,254)	—
Accounts payable	255,682	610
Accrued expenses	30,976	—
Accrued expenses - related party	53,677	—
Franchise tax payable	106,601	2,202

Net cash used in operating activities	(347,869)	(25)

Cash Flows from Investing Activities
Investment held in Trust Account	(115,000,000)	—

Net cash used in investing activities	(115,000,000)	—

Cash Flows from Financing Activities:
Proceeds received from initial public offering	115,000,000	—
Proceeds received from private placement	3,400,000	—
Proceeds received from related party	—	300,000
Proceeds from issuance of ordinary shares to initial shareholders	—	25,000
Offering costs paid	(2,899,925)	(144,000)
Payment to advances from related party	—

Net cash provided by financing activities	115,500,075	181,000

Net change in cash	152,206	180,975
Cash - beginning of the period	180,975	—

Cash - end of the period	$333,181	$180,975

Supplemental disclosure of noncash activities:
Offering costs included in accounts payable	$65,870	$102,879

Offering costs included in accrued expenses	$85,000	$—

Deferred underwriting commissions in connection with the initial public offering	$4,025,000	$—

Conversion of note payable into warrants	$300,000	$—

Initial value of common stock subject to possible redemption	$106,309,370	$—

Change in value of common stock subject to possible redemption	$(609,220)	$—

The accompanying notes are an integral part of these financial statements.

PTK ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 1—Description of Organization and Business Operations

Organization and General

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

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from August 19, 2019 (inception) through December 31, 2020 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments held in trust from the proceeds derived from the Initial Public Offering and the sale of the Private Placement Warrants (as defined below). The Company has selected December 31 as its fiscal year end.

Sponsor and Financing

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

Initial Business Combination

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

The Sponsor and the Company’s officers and directors agreed to waive their liquidation rights with respect to any Insider Shares they hold if the Company fails to complete a Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares held by them if the Company fails to complete a Business Combination within the Combination Period). The underwriters agreed to waive their rights to the deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the allotted time frame and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account, or less than such amount in certain circumstances. In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (excluding the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to have all third parties, including, but not limited to, all vendors, service providers (excluding its independent registered public accounting firm), prospective target businesses and other entities with which the Company does business execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of the Public Stockholders.

Liquidity, Capital Resources and Going Concern

As of December 31, 2020, the Company had approximately $333,000 in its operating bank accounts and working capital deficit of approximately $172,000 (not taken into account tax obligations of approximately $109,000 that may be paid using investment income earned from Trust Account). In order to meet our working capital needs following the consummation of the Initial Public Offering, our sponsor may, but is not obligated to, loan us funds, from time to time or at any time, in whatever amount it deems reasonable in its sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at our sponsor’s discretion, up to $1.0 million of the notes may be converted upon consummation of our business combination into private warrants at a price of $0.50 per warrant (which, for example, would result in our sponsor being issued 1,000,000 private warrants at a purchase price of $0.50 per warrant if $500,000 of notes were so converted). If we do not complete a business combination, any outstanding loans from our sponsor, will be repaid only from amounts remaining outside our trust account, if any.

Prior to the completion of the Initial Public Offering on July 15, 2020, the Company’s liquidity needs were satisfied through the receipt of $25,000 from the Sponsor in exchange for the issuance of the Insider Shares, and a $300,000 Note issued to the Sponsor, which was converted in to private warrants upon closing of the Initial Public Offering (Note 4). Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs will be satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 4). To date, there were no amounts outstanding under any Working Capital Loans.

We will need to raise additional capital through loans or additional investments from our Sponsor, or an affiliate of our Sponsor, shareholders, officers or directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern through January 15, 2022, the date that we will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. These conditions raise substantial doubt about our ability to continue as a going concern.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at December 31, 2020 and 2019.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000, and investments held in Trust Account. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Investments Held in the Trust Account

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

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the balance sheet.

As of December 31, 2020, and 2019, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, accrued expenses – related party and franchise tax payable approximate their fair values due to the short-term nature of the instruments. The Company’s investments in money market funds held in Trust Account are valued using NAV as a practical expedient for fair value under ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), and are therefore excluded from the levels of the fair value hierarchy.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering.” Offering costs consist of costs incurred in connection with the formation and preparation for the Initial Public Offering. These costs, together with the underwriting discount, were charged to additional paid-in capital upon the completion of the Initial Public Offering.

Common Stock Subject to Possible Redemption

The Company accounts for its stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 10,570,015 shares of common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

Net Income (Loss) Per Share of Common Stock

Net income (loss) per share is computed by dividing net loss by the weighted-average number of common stock outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement, as well as the warrants issued on the Note conversion to purchase an aggregate of 18,900,000 shares of common stock in the calculation of diluted loss per common stock, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.

The Company’s statements of operations include a presentation of income (loss) per share for common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income (loss) per common stock, basic and diluted, for common stock subject to possible redemption is calculated by dividing the proportionate share of income or loss on marketable securities held by the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Common stock subject to possible redemption outstanding since original issuance.

Net income (loss) per share, basic and diluted, for non-redeemable common stock is calculated by dividing the net income (loss), adjusted for income or loss on marketable securities attributable to common stock subject to possible redemption, by the weighted average number of non-redeemable common stock outstanding for the period.

Non-redeemable common stock includes Insider Shares and non-redeemable shares of Public Shares. Non-redeemable common stock participates in the income or loss on marketable securities based on non-redeemable shares’ proportionate interest.

The following table reflects the calculation of basic and diluted net income (loss) per common stock:

	For the Year Ended December 31, 2020	For the Period from August 19, 2019 (inception) through December 31, 2019
Common stock subject to possible redemption
Numerator:
Net gain from investments held in Trust Account	$5,546	$—
Less: Company’s portion available to be withdrawn to pay taxes	(5,546)	—

Net income attributable to common stock subject to possible redemption	$—	$—
Denominator:
Weighted average shares outstanding of common stock subject to possible redemption, basic and diluted	10,616,459	—

Basic and diluted net income per share, common stock subject to possible redemption	$—	$—

Non-Redeemable Common Stock
Numerator:
Net loss	$(724,516)	$(2,837)
Less: Net income attributable to common stock subject to possible redemption	—	—

Net loss attributable to non-redeemable common stock	$(724,516)	$(2,837)
Denominator:
Weighted average shares outstanding of non-redeemable common stock, basic and diluted	3,084,568	2,500,000

Basic and diluted net loss per share, non-redeemable common stock	$(0.23)	$(0.00)

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have an effect on the Company’s financial statements.

Note 3—Initial Public Offering

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

Note 4—Related Party Transactions

Insider Shares

In October 2019, the Company’s Sponsor purchased 2,875,000 shares of common stock, par value $0.0001, for an aggregate price of $25,000. The Company’s Sponsor has agreed to forfeit up to 375,000 Insider Shares to the extent that the over-allotment option is not exercised in full by the underwriters. On July 15, 2020, the over-allotment option was exercised in full. Accordingly, no Insider Shares were forfeited.

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

Related Party Loans

On October 10, 2019, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing, and on July 9, 2020 the Company amended such loan to provide that such loan: (A) was convertible into 600,000 private warrants issuable to the Sponsor at a purchase price of $0.50 per warrant upon the consummation of the Initial Public Offering; or (B) due in cash to the Sponsor on the date the Company determines not to proceed with the Initial Public Offering. The Company fully borrowed the Note amount of $300,000 and, on July 15, 2020, the Note was converted into 600,000 private warrants upon the consummation of the Initial Public Offering. The amended Note did not contain a beneficial conversion feature. Accordingly, the Company reclassified the $300,000 Note balance to additional paid-in-capital upon conversion.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the Sponsor’s discretion, up to $1.0 million of such Working Capital Loans may be convertible into private placement warrants at a price of $0.50 per warrant. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. To date, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

On July 13, 2020, the Company entered into an agreement to pay the Sponsor a total of up to $10,000 per month for overhead and administration support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2020, the Company incurred $55,000 of administrative fees which amount is included as accrued expenses – related party on the balance sheets.

Note 5—Commitments and Contingencies

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

The underwriters were entitled to an underwriting discount of $0.20 per unit, or $2.3 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or $4.0 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee is payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

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

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 6—Stockholders’ Equity

Preferred stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of December 31, 2020, there are no shares of preferred stock issued or outstanding.

Common stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share held on all matters to be voted on by stockholders. As of December 31, 2020, there were a total of 14,375,000 shares of common stock outstanding, including 11,500,000 Public Shares and 2,875,000 Insider Shares. As of December 31, 2019, there were 2,500,000 Insider Shares outstanding, excluding an aggregate of up to 375,000 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so as to maintain the number of Insider Shares at 20% of the Company’s issued and outstanding common stock after the Proposed Public Offering. On July 15, 2020, the over-allotment option was exercised in full. Accordingly, no Insider Shares were forfeited.

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

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. Additionally, in no event will the Company be required to net cash settle any warrants. If the Company is unable to complete the initial Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with respect to such warrants. Accordingly, the warrants may expire worthless.

Note 7—Income Taxes

The Company does not currently have taxable income but will generate taxable income in the future primarily consisting of interest income earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible.

The income tax provision (benefit) consists of the following:

	For the Year Ended December 31, 2020	For the Period from August 19, 2019 (inception) through December 31, 2019
Current
Federal	$(21,287)	$(463)
State	0	—
Deferred
Federal	(130,861)	(133)
State	0	—
Valuation allowance	152,148	596

Income tax (benefit) provision	$0	$—

The Company’s net deferred tax assets are as follows:

	December 31, 2020	December 31, 2019
Deferred tax assets:
Net-operating loss carryforward	$21,287	$(463)
Start-up/Organization costs	130,861	(133)

Total deferred tax assets	152,148	(596)
Valuation allowance	(152,148)	596

Deferred tax asset, net of allowance	$0	$—

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. At December 31, 2020 and 2019, the valuation allowance were approximately $152,000 and $1,000.

There were no unrecognized tax benefits as of December 31, 2020 and 2019. No amounts were accrued for the payment of interest and penalties at December 31, 2020 and 2019. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows:

	For the Year Ended December 31, 2020	For the Period from August 19, 2019 (inception) through December 31, 2019
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Change in valuation allowance	(21.0)%	(21.0)%

Income tax provision expense	0.0%	0.0%

On March 27, 2020, President Trump signed the Coronavirus Aid, Relief, and Economic Security “CARES” Act into law. The CARES Act includes several significant business tax provisions that, among other things, would eliminate the taxable income limit for certain net operating losses (“NOL) and allow businesses to carry back NOLs arising in 2018, 2019 and 2020 to the five prior years, suspend the excess business loss rules, accelerate refunds of previously generated corporate alternative minimum tax credits, generally loosen the business interest limitation under IRC section 163(j) from 30 percent to 50 percent among other technical corrections included in the Tax Cuts and Jobs Act tax provisions. The Company does not believe that the CARES Act will have a significant impact on Company’s financial position or statement of operations.

Note 8—Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date the financial statements were issued required potential adjustment to or disclosure in the financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.