Form 10-K/A
period 2020-12-31
PTK Acquisition Corp.
filed 2021-06-14
CIK 1797099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to PTK Acquisition Corporation, unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K amends the Annual Report on Form 10-K of PTK Acquisition Corporation, for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2021 (the “Original Filing”).

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on July 15, 2020, our outstanding warrants to purchase our ordinary shares (the “warrants”) were accounted for as equity within our balance sheet. After discussion and evaluation, including with our independent auditors, we have concluded that our private warrants that were issued in connection with our private placement and conversion of note payable (the “private warrant(s)”) should be presented as liabilities with subsequent fair value remeasurement. Our public warrants to acquire shares of Common Stock should continue to be presented as equity (the “public warrant(s)”).

Therefore, we, in consultation with the audit committee (the “Audit Committee”) of the board of directors, concluded that our previously issued financial statements as of and for the year ended December 31, 2020, as of and for the periods ended September 30, 2020 (collectively, the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for certain of our warrants and should no longer be relied upon.

Historically, the warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”). The views expressed in the SEC Staff Statement were not consistent with our historical interpretation of the specific provisions within the warrant agreement and our application of ASC 815-40 to the warrant agreement. We reassessed our accounting for private warrants issued in connection with our private placement and conversion of note payable, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the private warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our statement of operations each reporting period.

The change in accounting for the private warrants did not have any impact on our liquidity, cash flows and revenues or costs of operating our business to the financial statements, in all of the Affected Periods or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, operating expenses or total cash flows from operations for any of these periods.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Item 1A, Risk Factors, is hereby amended to add an additional risk factor, and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operation. Item 8, Financial Statements and Supplementary Data and Item 9A, Controls and Procedures, of the Original Filing are hereby amended and restated in their entirety with modifications as necessary to reflect the restatement. This Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing. In addition, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits (in Exhibits 31.1, 31.2, 32.1 and 32.2) to this Amendment No.1.

This Amendment No. 1 does not reflect events occurring after the filing of the Original Filing, and, except as described above, does not modify or update any other disclosures in the Original Filing.

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

There are many segments of hardware and systems comprising forecast spending on IT by institutions. While we may seek a target in any sector, and will not be limited to targets in any of the following areas, certain areas are of particular interest to us based on the intersection of their forecast growth and our network of industrial relationships. Of the $3.9 trillion global IT product and services markets referred to above, devices and data center systems—sectors that we consider to be hardware-focused—are estimated to comprise 23% or approximately $884.0 billion, a target market in which our management team has deep experience and contacts.

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

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Annual Report, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the Warrants. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit and related financial disclosures for the Affected Periods.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance these processes to better evaluate our research and understanding of the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report.

Any failure to maintain such internal control could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities. In either case, there could be a material adverse effect on our business. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.

In this Annual Report on Form 10-K, we reached a determination to restate certain previously issued financial statements to correct the accounting treatment for the Company’s private warrants.

In this Annual Report on Form 10-K, we reached a determination to restate certain previously issued financial statements and related disclosures for the periods disclosed in order to correct the accounting treatment for the Company’s private warrants following the publication of the SEC’s Staff Statement on April 12, 2021. See Note 2—Restatement of Previously Issued Financial Statements below for further information. In addition, management has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2020 and that the Company’s internal control over financial reporting was not effective as of December 31, 2020 solely as a result of a material weakness in controls related to the accounting for the Company’s warrants. See Item 9a: “Controls and Procedures”. As a result, we have incurred unanticipated costs for accounting and legal fees in connection with or related to the restatement, and may become subject to additional risks and uncertainties related to the restatement, such as a negative impact on investor confidence in the accuracy of our financial disclosures (or in SPACs or former SPAC companies in general), and may raise reputational risks for our business.

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

Restatement

In this Amendment No.1, we are restating (i) our audited financial statements as of and for the year ended December 31, 2020, (ii) our unaudited interim financial statements as of, and for the periods ended September 30, 2020.

The restatement results from our prior accounting for our private warrants issued in connection with the private placement in July 2020 and conversion of note payable which had been classified as a component of equity on the premise that the instruments were indexed to our own stock and were eligible to be accounted for as equity instruments instead of classifying them as derivative liabilities.

On April 12, 2021, the SEC Staff issued the SEC Staff Statement, in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on July 15, 2020, our warrants were accounted for as equity within our balance sheets, and after discussion and evaluation, including with our independent auditors, we have concluded that our private warrants issued in connection with the private placement and conversion of note payable should be presented as liabilities with subsequent fair value remeasurement.

Therefore, we, in consultation with our Audit Committee, concluded that our previously issued financial statements for the Affected Periods should be restated because of a misapplication in the guidance around accounting for our warrants and should no longer be relied upon.

Historically, the private warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the warrants, based on our application of ASC 815-40. The views expressed in the SEC Staff Statement were not consistent with our historical interpretation of the specific provisions within its private warrant agreement and our application of ASC 815-40 to the private warrant agreement. We reassessed our accounting for private warrants issued in August 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the private warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our statement of operations each reporting period.

Our accounting for the private warrants as components of equity instead of as derivative liabilities did not have any effect on our previously reported revenue, operating expenses, operating income, total cash flows or cash.

In connection with the restatement, our management reassessed the effectiveness of its disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, management determined that our disclosure controls and procedures for such periods were not effective with respect to the classification of our private warrants as components of equity instead of as derivative liabilities. For more information, see Item 9A included in this Amendment No.1.

We have not amended our previously filed Quarterly Reports on Form 10-Q for the Affected Periods. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No.1, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

For the year ended December 31, 2020 we had net loss of approximately $2.5 million, which consisted of approximately $0.6 million in general and administrative expenses, $55,000 of administrative fees – related party, approximately $107,000 of franchise tax expenses, change in fair value of private warrant liabilities of approximately $1.7 million, offering costs associated with issuance of private warrants of approximately $25,000, offset by approximately $6,000 in net gain from investments held in the Trust Account.

For the period from August 19, 2019 (inception) through December 31, 2019, we had a net loss of approximately $3,000.

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the private warrants issued in connection with our Private Placement and conversion of note payable as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

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

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, our Sponsor purchased an aggregate of 6,800,000 Private Placement Warrants, at a price of $0.50 per Private Placement Warrant to the Sponsor, generating gross proceeds to the Company of $3.4 million, and incurring offering costs of approximately $25,000. A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If we do not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless.

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

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We issued 7,400,000 ordinary shares private warrants in connection with our Private Placement (6,800,000) and conversion of note payable (600,000) which are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the private warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of private warrants has been estimated using a Modified Black-Scholes model at each measurement date.

Recent Adopted Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the our financial position, results of operations or cash flows.

Recent Issued Accounting Standards

Our management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statement.

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

Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective as of December 31, 2020, due solely to the material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the private warrants. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. GAAP. Accordingly, management believes that the financial statements included in this Amendment No.1 present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report on Form 10-K/A does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal year covered by this Annual Report, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report had not yet been identified. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. We plan to further improve this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

Dr. Walden C. Rhines

Dr. Rhines, 74, serves as a Director. He has been the President and Chief Executive Officer of Cornami, Inc. since March 2020. From 1995 until 2015, he served as a director of TriQuint and, from 2015 to the present he has served on the board of its successor company, QORVO. He was CEO Emeritus of Mentor, a Siemens Business and an electronic design automation company, having previously served as President and Chief Executive Officer of Mentor from its acquisition by Siemens Industry, Inc. in March 2017 until October 2018. He previously served as Chief Executive Officer of Mentor Graphics Corporation from 1993 and chairman of its board of directors from 2000 until the acquisition of Mentor Graphics by Siemens in 2017. Prior to joining Mentor Graphics, he spent 21 years at Texas Instruments, a semiconductor manufacturer, with his most recent position as the Executive Vice President of its Semiconductor Group with responsibility for its worldwide semiconductor business. Dr. Rhines also served as a director of Cirrus Logic, Inc., a semiconductor company, from 1995 to 2009, was a member of the board of Electronic System Design Alliance, a trade association for electronic design companies, and served on the board of Semiconductor Research Corporation, a technology research consortium, and as a consultant to the Defense Advanced Research Projects Agency (DARPA), a research investment arm of the U.S. government. Dr. Rhines brings to the Board and its committees over 45 years of experience in the semiconductor industry, including substantial operating experience and management expertise as a CEO of a publicly traded technology company. We believe Dr. Rhines’ expertise in the technology sector makes him well qualified to serve as a director.

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

The following table summarizes the current pre-existing fiduciary or contractual obligations of our officers and directors:

INDIVIDUAL	ENTITY	ENTITY’S BUSINESS	AFFILIATION

Timothy Chen	VIA Technologies, Inc.	PC silicon and platform technologies developer	China CEO Head of Sales & Marketing

Ker Zhang	RRAM technology developer Venture Capital	RRAM technology developer Venture Capital	Executive Chairman Entrepreneur in Residence

Charles Huang	Indigo 7 Limited	Distributor of film, drama and other programming	Chief Executive Officer

John Hui	Red Octane	Video game publisher	Chief Operating Officer

Peter Kuo	Canyon Bridge	Global Private Equity Firm	Co-Founder Partner

Walden Rhines	Cornami, Inc.	Fabless microprocessor company	President & Chief Executive Officer

	QORVO	Semiconductor manufacturer	Board of Directors

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

June 14, 2021

PTK ACQUISITION CORP.

/s/ Peter Kuo
Name:	Peter Kuo
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Peter Kuo Peter Kuo	Chief Executive Officer, Director (Principal Executive Officer and the Registrant’s authorized signatory in the United States)	June 14, 2021

/s/ Timothy Chen Timothy Chen	Chief Financial Officer, Director (Principal Financial and Accounting Officer)	June 14, 2021

/s/ Ker Zhang Ker Zhang	Director	June 14, 2021

/s/ Charles Huang Charles Huang	Director	June 14, 2021

/s/ John Hui John Hui	Director	June 14, 2021

/s/ Walden C. Rhines Dr. Walden C. Rhines	Director	June 14, 2021

PTK ACQUISITION CORP.

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Financial Statements:
Balance Sheets as of December 31, 2020 (Restated) and 2019	F-3
Statements of Operations for the Year Ended December 31, 2020 (Restated) and the Period from August 19, 2019 (Inception) through December 31, 2019	F-4
Statements of Changes in Stockholders’ Equity for the Year Ended December 31, 2020 (Restated) and the Period from August 19, 2019 (Inception) through December 31, 2019	F-5
Statements of Cash Flows for the Year Ended December 31, 2020 (Restated) and the Period from August 19, 2019 (Inception) through December 31, 2019	F-6
Restated Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

PTK Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of PTK Acquisition Corp. (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2020 and for the period from August 19, 2019 (inception) through December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the year ended December 31, 2020 and for period from August 19, 2019 (inception) through December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has incurred a net loss and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Restatement of 2020 Financial Statements

As discussed in Note 2 to the financial statements, the accompanying financial statements as of December 31, 2020 and for the year then ended, have been restated.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

Houston, Texas

March 31, 2021, except for the effects of the restatement discussed in Note 2, as to which the date is June 14, 2021.

PTK ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2020	December 31, 2019
	(Restated, See Note 2)
Assets:
Current assets:
Cash	$333,181	$180,975
Prepaid expenses	64,254	—

Total current assets	397,435	180,975
Investments held in Trust Account	115,006,035	—
Deferred offering costs associated with the initial public offering	—	246,879

Total assets	$115,403,470	$427,854

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$399,863	$103,489
Accrued expenses	115,976	—
Accrued expenses—related party	53,677	—
Note payable—related party	—	300,000
Franchise tax payable	108,803	2,202

Total current liabilities	678,319	405,691
Deferred underwriting commissions	4,025,000	—
Warrant liabilities	5,180,000	—

Total liabilities	9,883,319	405,691

Commitments and Contingencies (Note 6)
Common stock, $0.0001 par value; 10,052,015 and -0- shares subject to possible redemption at $10.00 per share at December 31, 2020 and 2019, respectively	100,520,150	—

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 4,322,985 and 2,875,000 shares issued and outstanding (excluding 10,052,015 and -0- shares subject to possible redemption) at December 31, 2020 and 2019, respectively	432	288
Additional paid-in capital	7,454,115	24,712
Accumulated deficit	(2,454,546)	(2,837)

Total stockholders’ equity	5,000,001	22,163

Total liabilities and stockholders’ equity	$115,403,470	$427,854

The accompanying notes are an integral part of these financial statements.

PTK ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2020	For the Period from August 19, 2019 (inception) through December 31, 2019
	(Restated)
Operating expenses
General and administrative expenses	$568,151	$635
Administrative fees—related party	55,000	—
Franchise tax expense	107,400	2,202

Loss from operations	$(730,551)	$(2,837)
Change in fair value of warrant liabilities	(1,702,000)	—
Offering costs associated with issuance of private warrants	(25,193)	—
Net gain from investments held in Trust Account	6,035	—

Net loss	$(2,451,709)	$(2,837)

Weighted average shares outstanding of common stock subject to possible redemption, basic and diluted	10,267,658	—

Basic and diluted net income per share, common stock subject to possible redemption	$—	$—

Weighted average shares outstanding of non-redeemable common stock, basic and diluted	3,246,580	2,500,000

Basic and diluted net loss per share, non-redeemable common stock	$(0.76)	$(0.00)

The accompanying notes are an integral part of these financial statements.

PTK ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For the Year Ended December 31, 2020

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Stockholders’ Equity
	Shares	Amount
Balance—December 31, 2019	2,875,000	$288	$24,712	$(2,837)	$22,163
Sale of units in initial public offering, gross	11,500,000	1,150	114,998,850	—	115,000,000
Offering costs	—	—	(7,272,303)	—	(7,272,303)
Excess cash received over the fair value of the private warrants, net of derivative liabilities for private warrants	—	—	204,000	—	204,000
Initial value of common stock subject to possible redemption	(10,630,937)	(1,063)	(106,308,307)	—	(106,309,370)
Change in value of common stock subject to possible redemption	578,922	58	5,789,162	—	5,789,220
Conversion of note payable into warrants	—	—	18,000	—	18,000
Net loss	—	—	—	(2,451,709)	(2,451,709)

Balance—December 31, 2020 (restated)	4,322,985	$432	$7,454,115	$(2,454,546)	$5,000,001

For the Period from August 19, 2019 (inception) through December 31, 2019

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance—August 19, 2019 (inception)	—	$—	$—	$—	$—
Issuance of common stock to Sponsor	2,875,000	288	24,712	—	25,000
Net loss	—	—	—	(2,837)	(2,837)

Balance—December 31, 2019	2,875,000	$288	$24,712	$(2,837)	$22,163

The accompanying notes are an integral part of these financial statements.

PTK ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2020	For the Period from August 19, 2019 (Inception) through December 31, 2019
	(Restated)
Cash Flows from Operating Activities:
Net loss	$(2,451,709)	$(2,837)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	1,702,000	—
Offering costs associated with issuance of private warrants	25,193	—
Net gain from investments held in Trust Account	(6,035)	—
Changes in operating assets and liabilities:
Prepaid expenses	(64,254)	—
Accounts payable	255,682	610
Accrued expenses	30,976	—
Accrued expenses—related party	53,677	—
Franchise tax payable	106,601	2,202

Net cash used in operating activities	(347,869)	(25)

Cash Flows from Investing Activities
Investment held in Trust Account	(115,000,000)	—

Net cash used in investing activities	(115,000,000)	—

Cash Flows from Financing Activities:
Proceeds received from initial public offering, gross	115,000,000	—
Proceeds received from private placement	3,400,000	—
Proceeds received from related party	—	300,000
Proceeds from issuance of ordinary shares to initial shareholders	—	25,000
Offering costs paid	(2,899,925)	(144,000)
Payment to advances from related party	—
Net cash provided by financing activities	115,500,075	181,000
Net change in cash	152,206	180,975
Cash—beginning of the period	180,975	—

Cash—end of the period	$333,181	$180,975

Supplemental disclosure of noncash activities:
Offering costs included in accounts payable	$65,870	$102,879

Offering costs included in accrued expenses	$85,000	$—

Deferred underwriting commissions in connection with the initial public offering	$4,025,000	$—

Conversion of note payable into warrants, less derivative liabilities for private warrants	$300,000	$—

Initial value of common stock subject to possible redemption	$106,309,370	$—

Change in value of common stock subject to possible redemption	$(5,789,220)	$—

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

Sponsor and Financing

The Company’s sponsor is PTK Holdings LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Initial Public Offering was declared effective on July 13, 2020. On July 15, 2020, the Company consummated the Initial Public Offering of 11,500,000 units (the “Units” and, with respect to the common stock included in the Units, the “Public Shares”), including the issuance of 1,500,000 Units as a result of the underwriters’ exercise of their over-allotment option in full, at $10.00 per Unit, generating gross proceeds of $115.0 million, and incurring offering costs of approximately $7.3 million, inclusive of approximately $4.0 million in deferred underwriting commissions (Note 6).

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

The Company will provide its holders (the “Public Stockholders”) of its common stock, par value $0.0001, sold in the Initial Public Offering (the “Public Shares”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share), calculated as of two business days prior to the consummation of a Business Combination, including interest (which interest shall be net of taxes payable). The per-share amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either prior to or upon consummation of the Business Combination and a majority of the Company’s common stock voted at the applicable meeting are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transactions is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor and the Company’s officers and directors have agreed to vote any Insider Shares (as defined below in Note 5) and Public Shares held by them in favor of a Business Combination. In addition, the Sponsor and the Company’s officers and directors have agreed to waive their redemption rights with respect to any Public Shares held by them in connection with the completion of a Business Combination.

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

The Sponsor and the Company’s officers and directors agreed to waive their liquidation rights with respect to any Insider Shares they hold if the Company fails to complete a Business Combination within the Combination Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares held by them if the Company fails to complete a Business Combination within the Combination Period). The underwriters agreed to waive their rights to the deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the allotted time frame and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account, or less than such amount in certain circumstances. In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party (excluding the Company’s independent registered public accounting firm) for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to have all third parties, including, but not limited to, all vendors, service providers (excluding its independent registered public accounting firm), prospective target businesses and other entities with which the Company does business execute agreements with the Company waiving any right, title, interest or claim of any kind in or to any monies held in the Trust Account for the benefit of the Public Stockholders.

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

Prior to the completion of the Initial Public Offering on July 15, 2020, the Company’s liquidity needs were satisfied through the receipt of $25,000 from the Sponsor in exchange for the issuance of the Insider Shares, and a $300,000 Note issued to the Sponsor, which was converted in to private warrants upon closing of the Initial Public Offering (Note 5). Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs will be satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 5). To date, there were no amounts outstanding under any Working Capital Loans.

The Company will need to raise additional capital through loans or additional investments from its Sponsor, or an affiliate of our Sponsor, shareholders, officers or directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet its working capital needs. Accordingly, the Company may not be able to obtain additional financing. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. Management cannot provide any assurance that new financing will be available to us on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern through January 15, 2022, the date that it will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. These conditions raise substantial doubt about our ability to continue as a going concern.

Note 2—Restatement of Previously Issued Financial Statements

In May 2021, the Company concluded that, because of a misapplication of the accounting guidance related to its public warrants issued in the Private Placement in July 2020 and conversion of note payable (collectively, the “Private Warrants”), the Company’s previously issued financial statements for the year ended December 31, 2020 and for the quarter ended September 30, 2020 (collectively, the “Affected Periods”) should no longer be relied upon. As such, the Company is restating its financial statements for the Affected Periods included in this Amendment No.1 to the Annual Report on Form 10-K (“Annual Report”).

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on July 15, 2020, the Company’s Warrants were accounted for as equity within the Company’s previously reported balance sheets, and after discussion and evaluation, including with the Company’s independent auditors, management concluded that the outstanding Private Warrants should be presented as liabilities with subsequent fair value remeasurement.

Historically, the Private Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for Private Warrants issued on July 15, 2020 in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Private Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company Statement of Operations each reporting period.

Therefore, the Company, in consultation with its Audit Committee, concluded that its previously issued Financial Statements for the Affected Periods should be restated because of a misapplication in the guidance around accounting for the Private Warrants should no longer be relied upon.

Impact of the Restatement

The impact of the restatement on the balance sheet, statement of operations and statements of cash flows for the Affected Periods is presented below (see Note 11 - Quarterly Financial Information (Unaudited) for the revision of the quarterly financial statements):

	As of December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$115,403,470	$—	$115,403,470

Liabilities and shareholders’ equity
Total current liabilities	$678,319	$—	$678,319
Deferred underwriting commissions	4,025,000	—	4,025,000
Warrant liabilities	—	5,180,000	5,180,000

Total liabilities	4,703,319	5,180,000	9,883,319
Common stock, $0.0001 par value; shares subject to possible redemption	105,700,150	(5,180,000)	100,520,150
Stockholders’ equity
Preferred stock—$0.0001 par value	—	—	—
Common stock—$0.0001 par value	381	51	432
Additional paid-in-capital	5,726,973	1,727,142	7,454,115
Accumulated deficit	(727,353)	(1,727,193)	(2,454,546)

Total shareholders’ equity	5,000,001	—	5,000,001

Total liabilities and shareholders’ equity	$115,403,470	$—	$115,403,470

	For the Year Ended December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Operations
General and administrative expenses	$568,151	$—	$568,151
Administrative fees—related party	55,000	—	55,000
Franchise tax expense	107,400	—	107,400

Loss from operations	(730,551)	—	(730,551)
Change in fair value of warrant liabilities	—	(1,702,000)	(1,702,000)
Offering costs associated with issuance of private placement warrants	—	(25,193)	(25,193)
Net gain from investments held in Trust Account	6,035	—	6,035

Net loss	$(724,516)	$(1,727,193)	$(2,451,709)

Weighted average shares outstanding of common stock subject to possible redemption, basic and diluted	10,616,459	(348,801)	10,267,658
Basic and diluted net income per share, common stock subject to possible redemption	$—	$—	$—
Weighted average shares outstanding of non-redeemable common stock, basic and diluted	3,084,568	162,012	3,246,580
Basic and diluted net loss per share, non-redeemable common stock	$(0.23)	$(0.53)	$(0.76)

	For the Year Ended December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Cash Flows
Net loss	$(724,516)	$(1,727,193)	$(2,451,709)
Change in fair value of warrant liabilities	—	1,702,000	1,702,000
Offering costs associated with issuance of private placement warrants	—	25,193	25,193
Net cash used in operating activities	(347,869)	—	(347,869)
Net cash used in investing activities	(115,000,000)	—	(115,000,000)
Net cash provided by financing activities	115,500,075		115,500,075

Net change in cash	$152,206	$—	$152,206

In addition, the impact to the balance sheet dated July 15, 2020, filed on Form 8-K on July 21, 2020 related to the impact of accounting for the Private Warrants as liabilities at fair value resulted in an approximate $3.5 million increase to the derivative warrant liabilities line item at July 15, 2020 and offsetting decrease to the common stock subject to possible redemption temporary equity line item. There is no change to total shareholders’ equity at the reported balance sheet date.

	As of July 15, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$116,167,273	$—	$116,167,273

Liabilities and shareholders’ equity
Total current liabilities	$832,899	$—	$832,899
Deferred underwriting commissions	4,025,000	—	4,025,000
Warrant liabilities	—	3,478,000	3,478,000

Total liabilities	4,857,899	3,478,000	8,335,899
Common stock, $0.0001 par value; shares subject to possible redemption	106,309,370	(3,478,000)	102,831,370
Stockholders’ equity
Preferred stock—$0.0001 par value	—	—	—
Common stock, $0.0001 par value	375	35	410
Additional paid-in-capital	5,117,759	25,158	5,142,917
Accumulated deficit	(118,130)	(25,193)	(143,323)

Total stockholders’ equity	5,000,004	—	5,000,004

Total liabilities and shareholders’ equity	$116,167,273	$—	$116,167,273

Note 3—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

As described in Note 2—Restatement of Previously Issued Financial Statements, the Company’s financial statements for the Affected Periods are restated in this Annual Report to correct the misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued audited and unaudited condensed financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited and unaudited condensed financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

As of December 31, 2020, and 2019, the carrying values of cash, prepaid expenses, accounts payable, accrued expenses, accrued expenses—related party and franchise tax payable approximate their fair values due to the short-term nature of the instruments. The Company’s investments in money market funds held in Trust Account are valued using NAV as a practical expedient for fair value under ASU 2015-07, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), and are therefore excluded from the levels of the fair value hierarchy.

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A—“Expenses of Offering.” Offering costs consist of costs incurred in connection with the formation and preparation for the Initial Public Offering. These costs, together with the underwriting discount, were charged to additional paid-in capital upon the completion of the Initial Public Offering. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the common stock and public warrants were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Common Stock Subject to Possible Redemption

The Company accounts for its stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 10,052,015 shares of common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s balance sheets.

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

The following table reflects the calculation of basic and diluted net income (loss) per common stock:

	For the Year Ended December 31, 2020	For the Period from August 19, 2019 (inception) through December 31, 2019
Common stock subject to possible redemption
Numerator:
Net gain from investments held in Trust Account	$5,275	$—
Less: Company’s portion available to be withdrawn to pay taxes	(5,275)	—

Net income attributable to common stock subject to possible redemption	$—	$—
Denominator:
Weighted average shares outstanding of common stock subject to possible redemption, basic and diluted	10,267,658	—

Basic and diluted net income per share, common stock subject to possible redemption	$—	$—

Non-Redeemable Common Stock
Numerator:
Net loss	$(2,451,709)	$(2,837)
Less: Net income attributable to common stock subject to possible redemption	—	—

Net loss attributable to non-redeemable common stock	$(2,451,709)	$(2,837)
Denominator:
Weighted average shares outstanding of non-redeemable common stock, basic and diluted	3,246,580	2,500,000

Basic and diluted net loss per share, non-redeemable common stock	$(0.76)	$(0.00)

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

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company issued 7,400,000 warrants in connection with its Private Placement (6,800,000) and conversion of note payable (600,000) which are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes these warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants issued in connection with the Private Placement and conversion of note payable have been estimated using a Modified Black-Scholes model for the Affective Periods.

Recent Adopted Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Recent Issued Accounting Standards

The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statement.

Note 4—Initial Public Offering

On July 15, 2020, the Company consummated the Initial Public Offering of 11,500,000 Units, including the issuance of 1,500,000 Units as a result of the underwriters’ exercise of their over-allotment option in full, at $10.00 per Unit, generating gross proceeds of $115.0 million, and incurring offering costs of approximately $7.3 million, inclusive of approximately $4.0 million in deferred underwriting commissions. Each Unit consists of one share of common stock (each a “Public Share”, and collectively, “Public Shares”) and one redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one-half (1/2) of one share of common stock at a price of $11.50 per whole share, subject to adjustment (see Note 7).

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

Note 5—Related Party Transactions

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

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 6,800,000 Private Placement Warrants, at a price of $0.50 per Private Placement Warrant to the Sponsor, generating gross proceeds to the Company of $3.4 million, and incurring offering costs of approximately $25,000. A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Warrants will expire worthless.

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

Administrative Support Agreement

On July 13, 2020, the Company entered into an agreement to pay the Sponsor a total of up to $10,000 per month for overhead and administration support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2020, the Company incurred $55,000 of administrative fees which amount is included as accrued expenses—related party on the balance sheets.

Note 6—Commitments and Contingencies

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

Note 7—Stockholders’ Equity

Preferred stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of December 31, 2020, there are no shares of preferred stock issued or outstanding.

Common stock—The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share held on all matters to be voted on by stockholders. As of December 31, 2020, there were a total of 14,375,000 shares of common stock outstanding, including 11,500,000 Public Shares and 2,875,000 Insider Shares. As of December 31, 2019, there were 2,500,000 Insider Shares outstanding, excluding an aggregate of up to 375,000 shares were subject to forfeiture to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so as to maintain the number of Insider Shares at 20% of the Company’s issued and outstanding common stock after the Proposed Public Offering. On July 15, 2020, the over-allotment option was exercised in full. Accordingly, no Insider Shares were forfeited.

Warrants—The Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) the completion of a Business Combination and (b) 12 months from the closing of the Proposed Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the issuance of the common stock issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement). Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the warrants is not effective within 90 days from the consummation of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company has failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act provided that such exemption is available. In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the shares of common stock for the 10 trading days ending on the day prior to the date of exercise.

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

Note 8—Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2020 by level within the fair value hierarchy:

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account—U.S. Treasury Securities	$115,006,035	$—	$—	$115,006,035
Liabilities:
Warrant liabilities—private warrants (restated)	—	—	5,180,000	5,180,000

Total fair value	$—	$—	$5,180,000	$5,180,000

Transfers to/from Levels 1, 2 and 3 are recognized at the beginning of the reporting period. There were no transfers between levels for the year ended December 31, 2020.

The Company utilized a binomial a Modified Black-Scholes model at July 15, 2020, September 30, 2020 and December 31, 2020 for Private Warrants, with changes in fair value recognized in the statement of operations. The Company recognized approximately $3.5 million for the warrant liabilities upon their issuance on July 15, 2020. For the year ended December 31, 2020, the Company recognized a charge to the statement of operations resulting from an increase in the fair value of warrant liabilities of approximately $1.7 million presented as change in fair value of warrant liabilities on the accompanying statements of operations.

The change in the fair value of the derivative warrant liabilities for the year ended December 31, 2020 is summarized as follows:

Warrant liabilities at January 1, 2020	$—
Issuance of private warrants	3,478,000
Change in fair value of warrant liabilities	1,702,000

Warrant liabilities at December 31, 2020	$5,180,000

The estimated fair value of the derivative warrant liabilities is determined using Level 3 inputs. Inherent in a a Modified Black-Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	December 31, 2020	July 15, 2020
Exercise price	$11.50	$11.50
Stock Price	$10.00	$10.00
Term (in years)	5.00	5.00
Volatility	20.00%	15.00%
Risk-free interest rate	0.85%	0.85%
Dividend yield	—	—

Note 9—Income Taxes

The Company does not currently have taxable income but will generate taxable income in the future primarily consisting of interest income earned on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible.

The income tax provision (benefit) consists of the following:

	For the Year Ended December 31, 2020	For the Period from August 19, 2019 (inception) through December 31, 2019
Current
Federal	$(21,287)	$(463)
State	—	—
Deferred
Federal	(130,861)	(133)
State	—	—
Valuation allowance	152,148	596

Income tax (benefit) provision	$—	$—

The Company’s net deferred tax assets are as follows:

	December 31, 2020	December 31, 2019
Deferred tax assets:
Net-operating loss carryforward	$21,287	$(463)
Start-up/Organization costs	130,861	(133)

Total deferred tax assets	152,148	(596)
Valuation allowance	(152,148)	596

Deferred tax asset, net of allowance	$—	$—

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

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate (benefit) is as follows:

	For the Year Ended December 31, 2020	For the Period from August 19, 2019 (inception) through December 31, 2019
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Change in fair value of warrant liabilities	(14.6)%	0.0%
Change in valuation allowance	(6.4)%	(21.0)%

Income tax provision expense	0.0%	0.0%

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

Note 10—Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through the date the financial statements were issued required potential adjustment to or disclosure in the financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

Note 11—Quarterly Financial Information (Unaudited)

The following tables contain unaudited quarterly financial information for the quarterly period ended September 30, 2020 that has been updated to reflect the restatement and revision of the Company’s financial statements as described in Note 2—Restatement of Previously Issued Financial Statements. The Company has not amended its previously filed Quarterly Report on Form 10-Q for the Affected Period. The financial information that has been previously filed or otherwise reported for the Affected Period is superseded by the information in this Annual Report, and the financial statements and related financial information for the Affected Period contained in such previously filed report should no longer be relied upon.

Unaudited Condensed Balance Sheet

	As of September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$115,548,436	$—	$115,548,436

Liabilities and shareholders’ equity
Total current liabilities	$474,965	$—	$474,965
Deferred underwriting commissions	4,025,000	—	4,025,000
Warrant liabilities	—	3,478,000	3,478,000

Total liabilities	4,499,965	3,478,000	7,977,965
Common stock, $0.0001 par value; shares subject to possible redemption	106,048,460	(3,477,990)	102,570,470
Stockholders’ equity
Preferred stock—$0.0001 par value	—	—	—
Common stock—$0.0001 par value	377	35	412
Additional paid-in-capital	5,378,667	25,148	5,403,815
Accumulated deficit	(379,033)	(25,193)	(404,226)

Total shareholders’ equity	5,000,011	(10)	5,000,001

Total liabilities and shareholders’ equity	$115,548,436	$—	$115,548,436

	For the Nine Months Ended September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Operations
General and administrative expenses	$203,367	$—	$203,367
Administrative fees—related party	25,000	—	25,000
Franchise tax expense	150,965	—	150,965

Loss from operations	(379,332)	—	(379,332)
Change in fair value of warrant liabilities	—	—	—
Offering costs associated with issuance of private placement warrants	—	(25,193)	(25,193)
Net gain from investments held in Trust Account	3,136	—	3,136

Net income (loss)	$(376,196)	$(25,193)	$(401,389)

Weighted average shares outstanding of common stock subject to possible redemption, basic and diluted	10,630,603	(347,800)	10,282,803
Basic and diluted net income per share, common stock subject to possible redemption	$—	$—	$—
Weighted average shares outstanding of non-redeemable common stock, basic and diluted	2,854,245	99,008	2,953,253
Basic and diluted net loss per share, non-redeemable common stock	$(0.13)	$(0.01)	$(0.14)

	For the Three Months Ended September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Operations
General and administrative expenses	$196,596	$-	$196,596
Administrative fees—related party	25,000	—	25,000
Franchise tax expense	50,914	—	50,914

Loss from operations	(272,510)	—	(272,510)
Change in fair value of warrant liabilities	—	—	—
Offering costs associated with issuance of private placement warrants	—	(25,193)	(25,193)
Net gain from investments held in Trust Account	3,136	—	3,136

Net income	$(269,374)	$(25,193)	$(294,567)

Weighted average shares outstanding of common stock subject to possible redemption, basic and diluted	10,630,603	(347,800)	10,282,803
Basic and diluted net income per share, common stock subject to possible redemption	$—	$—	$—
Weighted average shares outstanding of non-redeemable common stock, basic and diluted	3,555,033	294,874	3,849,907
Basic and diluted net loss per share, non-redeemable common stock	$(0.8)	$—	$(0.08)

	For the Nine Months Ended September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Cash Flows
Net income	$(376,196)	$(25,193)	$(401,389)
Change in fair value of warrant liabilities	—	—	—
Share based compensation	—	—	—
Offering costs associated with issuance of private placement warrants	—	25,193	25,193
Net cash used in operating activities	—	—	—
Net cash used in investing activities	—	—	—
Net cash provided by financing activities	(42,927)	—	(42,927)

Net change in cash	$(42,927)	$—	$(42,927)