Form 10-Q
period 2021-03-31
PTK Acquisition Corp.
filed 2021-06-16
CIK 1797099

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File No. 001-39377

PTK ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	84-2970136
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4601 Wilshire Boulevard, Suite 240

Los Angles, California 90010

(Address of Principal Executive Offices, including zip code)

(213) 625-8886

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☒    No  ☐

As of June 10, 2021, 1,581,139 units, 12,793,861 common stock shares, $0.0001 par value, and 16,718,861 warrants were issued and outstanding.

PTK ACQUISITION CORP.

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	UNAUDITED CONDENSED FINANCIAL STATEMENTS

PTK ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$177,972	$333,181
Prepaid expenses	29,900	64,254

Total current assets	207,872	397,435
Investments held in Trust Account	115,008,871	115,006,035

Total assets	$115,216,743	$115,403,470

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$399,609	$399,863
Accrued expenses	674,455	115,976
Accrued expenses—related party	81,677	53,677
Franchise tax payable	158,118	108,803

Total current liabilities	1,313,859	678,319
Deferred underwriting commissions	4,025,000	4,025,000
Warrant liabilities	5,180,000	5,180,000

Total liabilities	10,518,859	9,883,319
Commitments and Contingencies (Note 5)
Common stock, $0.0001 par value; 9,969,788 and 10,052,015 shares subject to possible redemption at $10.00 per share at March 31, 2021 and December 31, 2020, respectively	99,697,880	100,520,150
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 4,405,212 and 4,322,985 shares issued and outstanding (excluding 9,969,788 and 10,052,015 shares subject to possible redemption) at March 31, 2021 and December 31, 2020, respectively	440	432
Additional paid-in capital	8,276,377	7,454,115
Accumulated deficit	(3,276,813)	(2,454,546)

Total stockholders’ equity	5,000,004	5,000,001

Total liabilities and stockholders’ equity	$115,216,743	$115,403,470

The accompanying notes are an integral part of these unaudited condensed financial statements.

PTK ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Operating expenses
General and administrative expenses	$745,788	$6,570
Administrative fees—related party	30,000	—
Franchise tax expense	49,315	2,022

Loss from operations	$(825,103)	$(8,592)
Net gain from investments held in Trust Account	2,836	—

Net loss	$(822,267)	$(8,592)

Weighted average shares outstanding of common stock subject to possible redemption , basic and diluted	10,051,101	—

Basic and diluted net income per share, common stock subject to possible redemption	$—	$—

Weighted average shares outstanding of non-redeemable common stock, basic and diluted	4,323,899	2,500,000

Basic and diluted net loss per share, non-redeemable common stock	$(0.19)	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PTK ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	For the Three Months Ended March 31, 2021
					Total Stockholders’
	Common Stock		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount			Equity
Balance - December 31, 2020	4,322,985	$432	$7,454,115	$(2,454,546)	$5,000,001
Change in value of common stock subject to possible redemption	82,227	8	822,262	—	822,270
Net loss	—	—	—	(822,267)	(822,267)

Balance - March 31, 2021	4,405,212	$440	$8,276,377	$(3,276,813)	$5,000,004

	For the Three Months Ended March 31, 2020
					Total Stockholders’ Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit
	Shares	Amount
Balance - December 31, 2019	2,875,000	$288	$24,712	$(2,837)	$22,163
Net loss	—	—	—	(8,592)	(8,592)

Balance - March 31, 2020	2,875,000	$288	$24,712	$(11,429)	$13,571

The accompanying notes are an integral part of these unaudited condensed financial statements.

PTK ACQUISITION CORP.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Cash Flows from Operating Activities:
Net loss	$(822,267)	$(8,592)
Adjustments to reconcile net loss to net cash used in operating activities:
Net gain from investments held in Trust Account	(2,836)	—
Changes in operating assets and liabilities:
Prepaid expenses	34,354	—
Accounts payable	(254)	(18,608)
Accrued expenses	558,479	—
Accrued expenses—related party	28,000	—
Franchise tax payable	49,315	2,023

Net cash used in operating activities	(155,209)	(25,177)

Cash Flows from Financing Activities:
Offering costs paid	—	(17,750)

Net cash used in financing activities	—	(17,750)

Net change in cash	(155,209)	(42,927)
Cash—beginning of the period	333,181	180,975

Cash—end of the period	$177,972	$138,048

Supplemental disclosure of noncash activities:
Offering costs included in accounts payable	$—	$155,617

Change in value of common stock subject to possible redemption	$(822,270)	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

PTK ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. Description of Organization and Business Operations

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

As of March 31, 2021, the Company had not commenced any operations. All activity for the period from August 19, 2019 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on investments held in trust from the proceeds derived from the Initial Public Offering and the sale of the Private Placement Warrants (as defined below). The Company has selected December 31 as its fiscal year end.

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

Liquidity, Capital Resources and Going Concern

As of March 31, 2021, the Company had approximately $178,000 in its operating bank accounts and working capital deficit of approximately $948,000 (not taken into account tax obligations of approximately $158,000 that may be paid using investment income earned from Trust Account). In order to meet our working capital needs following the consummation of the Initial Public Offering, our sponsor may, but is not obligated to, loan us funds, from time to time or at any time, in whatever amount it deems reasonable in its sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at our sponsor’s discretion, up to $1.0 million of the notes may be converted upon consummation of our business combination into private warrants at a price of $0.50 per warrant (which, for example, would result in our sponsor being issued 1,000,000 private warrants at a purchase price of $0.50 per warrant if $500,000 of notes were so converted). If we do not complete a business combination, any outstanding loans from our sponsor, will be repaid only from amounts remaining outside our trust account, if any.

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

PTK ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

2. Significant Accounting Policies.

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the period for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the period ending December 31, 2021.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K/A filed by the Company with the SEC on June 14, 2021.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenue and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

PTK ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at March 31, 2021 and December 31, 2020.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Depository Insurance Corporation limit of $250,000, and investments held in Trust Account. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in net gain from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets; and

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

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. In accordance with ASC 825-10 “Financial Instruments”, offering costs attributable to the issuance of the derivative warrant liabilities have been allocated based on their relative fair value of total proceeds and are recognized in the statement of operations as incurred. The Company issued 7,400,000 warrants in connection with its Private Placement (6,800,000) and conversion of note payable (600,000) which are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the

PTK ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants issued in connection with the Private Placement and conversion of note payable have been estimated using a Modified Black-Scholes model for the Affected Periods.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, the Company had 9,969,788 and 10,052,015, respectively, of shares of common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

PTK ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income (loss) per common stock:

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Common stock subject to possible redemption
Numerator:
Net gain from investments held in Trust Account	$2,459	$—
Less: Company’s portion available to be withdrawn to pay taxes	(2,459)	—

Net income attributable to common stock subject to possible redemption	$—	$—
Denominator:
Weighted average shares outstanding of common stock subject to possible redemption, basic and diluted	10,051,101	—

Basic and diluted net income per share, common stock subject to possible redemption	$—	$—

Non-Redeemable Common Stock
Numerator:
Net loss	$(822,267)	$(8,592)
Less: Net income attributable to common stock subject to possible redemption	—	—

Net loss attributable to non-redeemable common stock	$(822,267)	$(8,592)
Denominator:
Weighted average shares outstanding of non-redeemable common stock, basic and diluted	4,323,899	2,500,000

Basic and diluted net loss per share, non-redeemable common stock	$(0.19)	$(0.00)

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

Recent Adopted Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. The Company early adopted the ASU on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

Recent Issued Accounting Standards

The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statement.

PTK ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

3. Initial Public Offering.

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

4. Related Party Transactions.

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

PTK ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Administrative Services Agreement

On July 13, 2020, the Company entered into an agreement to pay the Sponsor a total of up to $10,000 per month for overhead and administration support. Upon completion of the Initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2021, the Company incurred $30,000 of administrative fees which amount is included as accrued expenses – related party on the balance sheets.

5. Commitments and Contingencies.

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

6. Derivative Warrant Liabilities.

As of March 31, 2021 and December 31, 2020, the Company had 7,400,000 warrants in connection with its Private Placement (6,800,000) and conversion of note payable (600,000) which are recognized as derivative liabilities in accordance with ASC 815-40.

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

7. Stockholder’s Equity.

Preferred stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of March 31, 2021 and December 31, 2020, there are no shares of preferred stock issued or outstanding.

Common stock — The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share held on all matters to be voted on by stockholders. As of March 31, 2021 and December 31, 2020, there were a total of 14,375,000 shares of common stock outstanding, including 11,500,000 Public Shares and 2,875,000 Insider Shares. As of December 31, 2019, there were 2,875,000 shares outstanding.

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

PTK ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

8. Fair Value Measurements.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account—U.S. Treasury Securities	$115,008,871	$—	$—	$115,008,871
Liabilities:
Warrant liabilities—private warrants	$—	$—	$5,180,000	$5,180,000

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account—U.S. Treasury Securities	$115,006,035	$—	$—	$115,006,035
Liabilities:
Warrant liabilities—private warrants	$—	$—	$5,180,000	$5,180,000

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels for three months ended March 31, 2021.

The Company utilizes a Modified Black-Scholes model at July 15, 2020 and subsequently remeasured at end of each reporting period for Private warrants, with changes in fair value recognized in the statement of operations. The Company recognized approximately $3.5 million for the warrant liabilities upon their issuance on July 15, 2020. There was no change in fair value of warrant liabilities for the three months ended March 31, 2021.

PTK ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The estimated fair value of the derivative warrant liabilities is determined using Level 3 inputs. Inherent in a Modified Black-Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its ordinary shares based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	March 31, 2021	December 31, 2020
Exercise price	$11.50	$11.50
Stock Price	$10.00	$10.00
Term (in years)	5.00	5.00
Volatility	20.00%	20.00%
Risk-free interest rate	0.85%	0.85%
Dividend yield	—	—

9. Subsequent Events.

On May 25, 2021, the Company entered into a business combination agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”) with Valens Semiconductor Ltd., a limited liability company organized under the laws of the State of Israel (“Valens”) and Valens Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Valens (“Merger Sub”), which provides for, among other things, a series of transactions where Merger Sub will merge with an into the Company (the “Business Combination”), with the Company surviving the Business Combination as a wholly-owned subsidiary of Valens.

The Business Combination Agreement and the transactions contemplated thereby were unanimously approved by the Board of Directors of the Company on May 24, 2021.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to PTK Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors and references to the “Sponsor” refer to PTK Holdings LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report (the “Financial Statements”). Capitalized terms used but not otherwise defined herein have the meaning set forth in the Financial Statements. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s 10-K/A for the fiscal year 2020 filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 14, 2021 (the “FY 2020 10-K/A”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

Our entire activity since inception through March 31, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We generate non-operating income in the form of income from our investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2020, we had net loss of approximately $9,000, which consisted of approximately $7,000 in general and administrative expenses and approximately $2,000 of franchise tax expense.

Liquidity, Capital Resources and Going Concern

As of March 31, 2021, we had approximately $178,000 in cash and working capital deficit of approximately $948,000 (not taken into account tax obligations of approximately $158,000 that may be paid using investment income earned from Trust Account). In order to meet our working capital needs following the consummation of the Initial Public Offering, our sponsor may, but is not obligated to, loan us funds, from time to time or at any time, in whatever amount it deems reasonable in its sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at our sponsor’s discretion, up to $1.0 million of the notes may be converted upon consummation of our business combination into private warrants at a price of $0.50 per warrant (which, for example, would result in our sponsor being issued 1,000,000 private warrants at a purchase price of $0.50 per warrant if $500,000 of notes were so converted). If we do not complete a business combination, any outstanding loans from our sponsor, will be repaid only from amounts remaining outside our trust account, if any.

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

Administrative Support Agreement

We entered into an agreement to pay our Sponsor a total of up to $10,000 per month for overhead and administration support. Upon completion of the Initial Business Combination or our liquidation, we will cease paying these monthly fees. We incurred $30,000 of such fees in the three months ended March 31, 2021 which is payable as of March 31, 2021.

Critical Accounting Policies and Estimates

Use of Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Investments Held in Trust Account

Our portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. Our investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in interest earned from investments held in Trust Account in the statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information, other than for investments in open-ended money market funds with published daily net asset values (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on these investments is typically held constant at $1.00 per unit.

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We issued 7,400,000 warrants in connection with its Private Placement (6,800,000) and conversion of note payable (600,000) which are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants issued in connection with the Private Placement and conversion of note payable have been estimated using a Modified Black-Scholes model for the Affective Periods.

Class A Common Stock Subject to Possible Redemption

We account for our stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, the Company had 9,969,788 and 10,052,015, respectively, of shares of common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

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

Recent Adopted Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. We early adopted the ASU on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Recent Issued Accounting Standards

Our management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statement.

Off-Balance Sheet Arrangements

As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting”. In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in the Amended Annual Report on Form 10-K/A filed with the SEC on June 14, 2021. Due solely to the events that led to our restatement of our financial statements, management identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering, as described in Note 2 to the Notes to Financial Statements entitled “Restatement of Financial Statements” the Amended Annual Report on Form 10-K/A filed with the SEC on June 14, 2021, and we continue to implement the remediation steps to address the material weakness disclosed.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our FY 2020 10-K/A. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our FY 2020 10-K/A, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filedherewith.
**	Furnished.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PTK ACQUISITION CORP.

Date: June 16, 2021	By:	/s/ Peter Kuo
	Name:	Peter Kuo
	Title:	Chief Executive Officer