Form 10-Q
period 2021-06-30
PTK Acquisition Corp.
filed 2021-08-20
CIK 1797099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

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
of the Exchange Act):    Yes  ☒    No  ☐
As of August 18, 2021,
1,261,989
units, 13,113,001 shares of common stock, $0.0001 par value, and 17,038,011 warrants were issued and outstanding.

PTK ACQUISITION CORP.
Quarterly Report on Form
10-Q

PART I – FINANCIAL INFORMATION

ITEM 1.	CONDENSED FINANCIAL STATEMENTS
PTK ACQUISITION CORP.
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Current assets:
Cash	$53,152	$333,181
Prepaid expenses	—	64,254

Total current assets	53,152	397,435
Investments held in Trust Account	115,011,739	115,006,035

Total assets	$115,064,891	$115,403,470

Liabilities and Stockholders’ Equity:
Current liabilities:
Accounts payable	$1,956,440	$399,863
Accrued expenses	174,713	115,976
Accrued expenses - related party	110,877	53,677
Franchise tax payable	207,981	108,803

Total current liabilities	2,450,011	678,319
Deferred underwriting commissions	4,025,000	4,025,000
Warrant liabilities	5,180,000	5,180,000

Total liabilities	11,655,011	9,883,319

Commitments and Contingencies (Note 5)
Common stock, $0.0001 par value; 9,840,987 and 10,052,015 shares subject to possible redemption at $10.00 per share at June 30 , 2021 and December 31, 2020, respectively	98,409,870	100,520,150

Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 100,000,000 shares authorized; 4,534,013 and 4,322,985 shares issued and outstanding (excluding 9,840,987 and 10,052,015 shares subject to possible redemption) at June 30 , 2021 and December 31, 2020, respectively	454	432
Additional paid-in capital	9,564,373	7,454,115
Accumulated deficit	(4,564,817)	(2,454,546)

Total stockholders’ equity	5,000,010	5,000,001

Total liabilities and stockholders’ equity	$115,064,891	$115,403,470

The accompanying notes are an integral part of these unaudited condensed financial statements.

PTK ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Operating expenses
General and administrative expenses	$1,211,009	$201	$1,956,797	$6,771
Administrative fees - related party	30,000	—	60,000	—
Franchise tax expense	49,863	98,029	99,178	100,051

Loss from operations	$(1,290,872)	$(98,230)	$(2,115,975)	$(106,822)
Net gain from investments held in Trust Account	2,868	—	5,704	—

Net loss	$(1,288,004)	$(98,230)	$(2,110,271)	$(106,822)

Weighted average shares outstanding of common stock subject to possible redemption , basic and diluted	9,968,373	—	10,009,508	—

Basic and diluted net income per share, common stock subject to possible redemption	$—	$—	$—	$—

Weighted average shares outstanding of non-redeemable common stock, basic and diluted	4,406,627	2,500,000	4,365,492	2,500,000

Basic and diluted net loss per share, non-redeemable common stock	$(0.29)	$(0.04)	$(0.48)	$(0.04)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PTK ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
For the Three and Six Months Ended June 30, 2021

	For the Three and Six Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance - December 31, 2020	4,322,985	$432	$7,454,115	$(2,454,546)	$5,000,001
Change in value of common stock subject to possible redemption	82,227	8	822,262	—	822,270
Net loss	—	—	—	(822,267)	(822,267)

Balance - March 31, 202 1 (unaudited)	4,405,212	440	8,276,377	(3,276,813)	5,000,004
Change in value of common stock subject to possible redemption	128,801	14	1,287,996	—	1,288,010
Net loss	—	—	—	(1,288,004)	(1,288,004)

Balance - June 30, 202 1 (unaudited)	4,534,013	$454	$9,564,373	$(4,564,817)	$5,000,010

	For the Three and Six Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance - December 31, 2019	2,875,000	$288	$24,712	$(2,837)	$22,163
Net loss	—	—	—	(8,592)	(8,592)

Balance - March 31, 2020 (unaudited)	2,875,000	288	24,712	(11,429)	13,571
Net loss	—	—	—	(98,230)	(98,230)

Balance - June 30, 2020 (unaudited)	2,875,000	$288	$24,712	$(109,659)	$(84,659)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PTK ACQUISITION CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30, 2021	June 30, 2020
Cash Flows from Operating Activities:
Net loss	$(2,110,271)	$(106,822)
Adjustments to reconcile net loss to net cash used in operating activities:
Net gain from investments held in Trust Account	(5,704)	—
Changes in operating assets and liabilities:
Prepaid expenses	64,254	—
Accounts payable	1,556,577	(5,606)
Accrued expenses	58,737	—
Accrued expenses - related party	57,200	—
Franchise tax payable	99,178	100,051

Net cash used in operating activities	(280,029)	(12,377)

Cash Flows from Financing Activities:
Offering costs paid	—	(30,550)

Net cash used in financing activities	—	(30,550)

Net change in cash	(280,029)	(42,927)
Cash - beginning of the period	333,181	180,975

Cash - end of the period	$53,152	$138,048

Supplemental disclosure of noncash activities:
Offering costs included in accounts payable	$—	$296,907

Offering costs included in accrued expenses	$—	$223,145

Change in value of common stock subject to possible redemption	$2,110,280	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

PTK ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
1. Description of Organization and Business Operations.
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
As of June 30, 2021, the Company had not commenced any operations. All activity for the period from August 19, 2019 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) and since the closing of the Initial Public Offering, the search for and efforts toward completing an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on investments held in trust account from the proceeds derived from the Initial Public Offering and the sale of the Private Placement Warrants (as defined below).
Sponsor and Financing
The Company’s sponsor is PTK Holdings LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Initial Public Offering was declared effective on July 13, 2020. On July 15, 2020, the Company consummated the Initial Public Offering of 11,500,000 units (each, a “Unit” and collectively, the “Units” and, with respect to the common stock included in the Units, the “Public Share(s)”), including the issuance of 1,500,000 Units as a result of the underwriters’ exercise of their over-allotment option in full, at $10.00 per Unit, generating gross proceeds of $115.0 million, and incurring offering costs of approximately $7.3 million, inclusive of approximately $4.0 million in deferred underwriting commissions (Note 5).
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 6,800,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $0.50 per Private Placement Warrant to the Sponsor, generating gross proceeds to the Company of $3.4 million (Note 4).
Trust Account
Upon the closing of the Initial Public Offering and the Private Placement, $115.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 (the “Investment Company Act”) having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the distribution of the Trust Account as described below.
Initial Business Combination
The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete an initial Business Combination having an aggregate fair market value of at least 80% of the value of the assets held in the Trust Account (excluding the amount of deferred underwriting discounts held in trust and taxes payable on the income earned on the Trust Account) at the time of signing the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act.

PTK ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its holders (the “Public Stockholders”) of its common stock, par value $0.0001, sold in the Initial Public Offering, with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share), calculated as of two business days prior to the consummation of a Business Combination, including interest (which interest shall be net of taxes payable). The per-share
amount to be distributed to Public Stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 either prior to or upon consummation of the Business Combination and a majority of the Company’s common stock voted at the applicable meeting are voted in favor of the Business Combination. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transactions is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor and the Company’s officers and directors have agreed to vote any Insider Shares (as defined below in
Note 4) and Public Shares held by them in favor of a Business Combination. In addition, the Sponsor and the Company’s officers and directors have agreed to waive their redemption rights with respect to any Public Shares held by them in connection with the completion of a Business Combination.
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
Liquidity, Capital Resources and Going Concern
As of June 30, 2021, the Company had approximately $53,000 in its operating bank accounts and working capital deficit of approximately $2.2 million (not taking into account tax obligations of approximately $208,000 that may be paid using investment income earned from Trust Account).
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
Prior to the completion of the Initial Public Offering on July 15, 2020, the Company’s liquidity needs were satisfied through the receipt of $25,000 from the Sponsor in exchange for the issuance of the Insider Shares, and a $300,000 Note issued to the Sponsor, which was converted into private warrants upon closing of the Initial Public Offering (Note 4). Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs will be satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (as defined in Note 4). To date, there were no amounts outstanding under any Working Capital Loans.
We will need to raise additional capital through loans or additional investments from our Sponsor, or an affiliate of our Sponsor, stockholders, officers or directors, or third parties. Our officers, directors and Sponsor may, but are not obligated to, loan us funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet our working capital needs. Accordingly, we may not be able to obtain additional financing. If we are unable to raise additional capital, we may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. We cannot provide any assurance that new financing will be available to us on

PTK ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

commercially acceptable terms, if at all. These conditions raise substantial doubt about our ability to continue as a going concern through January 15, 2022, the date that we will be required to cease all operations, except for the purpose of winding up, if a Business Combination is not consummated. These conditions raise substantial doubt about our ability to continue as a going concern.
Proposed Business Combination
On May 25, 2021, the Company entered into a business combination agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”) with Valens Semiconductor Ltd., a limited liability company organized under the laws of the State of Israel (“Valens”) and Valens Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Valens (“Merger Sub”), which provides for, among other things, a series of transactions where Merger Sub will merge with and into the Company (the “Business Combination”), with the Company surviving the Business Combination as a wholly-owned subsidiary of Valens.
The Business Combination Agreement and the transactions contemplated thereby were unanimously approved by the Board of Directors of the Company on May 24, 2021. Refer to the preliminary prospectus, as filed with the SEC on July 15, 2021 for additional information.
2. Basis of Presentation and Summary of Significant Accounting Policies.
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the period for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the period ending December 31, 2021 or any future periods.
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Amendment No. 1 to the Annual Report on Form
10-K/A
filed by the Company with the SEC on June 14, 2021.
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

PTK ACQUISITION CORP.
NOTES
TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

This may make comparison of the Company’s un
aud
ited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenue and expenses during the reporting periods.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents at June 30, 2021 and December 31, 2020.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000, and investments held in Trust Account. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Investments Held in Trust Account
The Company’s portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in net gain from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities which qualify as financial instruments under the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed balance sheets.
Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets; and

PTK ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Derivative Warrant Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC Topic
815-15
“Derivatives and Hedging - Embedded Derivatives.” The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period.
The Company accounts for its warrants issued in connection with its Private Placement and conversion of note payable as derivative liabilities in accordance with “Derivatives and Hedging—Contracts in Entity’s Own Equity” (“Subtopic
815-40”):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The fair value of warrants issued in connection with the Private Placement and conversion of note payable have been estimated using modified Black-Scholes model at each measurement date. The determination of the fair value of the derivative warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative warrant liabilities are expensed as incurred, presented as non-operating
expenses in the statements of operations. The Company classifies deferred underwriting commissions as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Common Stock Subject to Possible Redemption
The Company accounts for its stock subject to possible redemption in accordance with the guidance in ASC Topic 480. Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, the Company had 9,840,987 and 10,052,015, respectively, of shares of common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

PTK ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Income (Loss) per Share of Common Stock
Net income (loss) per share of common stock is computed by dividing net (income) loss by the weighted-average number of common stock outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement, as well as the warrants issued on the Note conversion to purchase an aggregate of 18,900,000 shares of common stock in the calculation of diluted loss per common stock, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.
The Company’s statements of operations include a presentation of income (loss) per share of common stock subject to possible redemption in a manner similar to the two-class
method of income (loss) per share of common stock. Net income per share, basic and diluted, for common stock subject to possible redemption is calculated by dividing the proportionate share of interest income on investments held in Trust Account, net of applicable franchise and income taxes, by the weighted average number of common stock subject to possible redemption outstanding for the periods.
Net loss per share, basic and diluted, for
non-redeemable
common stock is calculated by dividing the net loss, adjusted for income attributable to common stock subject to possible redemption, by the weighted average number of non-redeemable
common stock outstanding for the periods.
Non-redeemable
common stock includes Insider Shares and
non-redeemable
shares of Public Shares.
Non-redeemable
common stock participates in the interest income on investments held in Trust Account based on non-redeemable
shares’ proportionate interest.
The following table reflects the calculation of basic and diluted net income (loss) per share of common stock:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Common stock subject to possible redemption
Numerator:
Net gain from investments held in Trust Account	$2,454	$—	$4,881	$—
Less: Company’s portion available to be withdrawn to pay taxes	(2,454)	—	(4,881)	—

Net income attributable to common stock subject to possible redemption	$—	$—	$—	$—
Denominator:
Weighted average shares outstanding of common stock subject to possible redemption, basic and diluted	9,968,373	—	10,009,508	—

Basic and diluted net income per share, common stock subject to possible redemption	$—	$—	$—	$—

Non-Redeemable Common Stock
Numerator:
Net loss	$(1,288,004)	$(98,230)	$(2,110,271)	$(106,822)
Less: Net income attributable to common stock subject to possible redemption	—	—	—	—

Net loss attributable to non-redeemable common stock	$(1,288,004)	$(98,230)	$(2,110,271)	$(106,822)
Denominator:
Weighted average shares outstanding of non-redeemable common stock, basic and diluted	4,406,627	2,500,000	4,365,492	2,500,000

Basic and diluted net loss per share, non-redeemable common stock	$(0.29)	$(0.04)	$(0.48)	$(0.04)

Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC Topic 740, “Income Taxes” (“FASB ASC Topic 740”). Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred
tax assets to the amount expected to be realized.

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
Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”) No.
2020-06,
 Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. The Company early adopted the ASU on January 1, 2021 using a modified retrospective method for transition. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.
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
4. Related Party Transactions.
Insider Shares
In October 2019, the Company’s Sponsor purchased 2,875,000 shares of common stock, par value $0.0001 (the “Insider Shares”), for an aggregate price of $25,000. The Company’s Sponsor has agreed to forfeit up to 375,000 Insider Shares to the extent that the over-allotment option is not exercised in full by the underwriters. On July 15, 2020, the over-allotment option was exercised in full. Accordingly, no Insider Shares were forfeited.
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

PTK ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Administrative Services Agreement
On July 13, 2020, the Company entered into an agreement to pay the Sponsor a total of up to $10,000 per month for overhead and administration support. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2021, the Company incurred $30,000 and $60,000 of administrative fees, respectively. As of June 30, 2021 and December 31, 2020, $115,000 and $55,000 were included as accrued expenses – related party on the condensed balance sheets, respectively.
5. Commitments and Contingencies.
Registration Rights
The holders of Insider Shares, Private Placement Warrants, and warrants that may be issued upon conversion of Working Capital Loans, if any, will be entitled to registration rights pursuant to a registration rights agreement. These holders will be entitled to certain demand and “piggyback” registration rights.

PTK ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Right of First Refusal
Subject to certain conditions, the Company granted Chardan Capital Markets, LLC, for a period of 15 months after the date of the consummation of the Business Combination, a right of first refusal to act as either (at the Company’s sole discretion) (a) a lead underwriter or (b) minimally as a co-manager,
with at least 30% of the economics; or, in the case of a three-handed deal 20% of the economics, for any and all future public and private equity and debt offerings. In accordance with FINRA Rule 5110(f)(2)(E)(i), such right of first refusal shall not have a duration of more than three years from the effective date of the registration statement related to the Initial Public Offering.
Risks and Uncertainties
Management is currently evaluating the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
6. Derivative Warrant Liabilities.
As of June 30, 2021 and December 31, 2020, the Company had 7,400,000 warrants in connection with its Private Placement and conversion of note payable which are recognized as derivative liabilities in accordance with ASC
815-40.
The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the common stock issuable upon exercise of the Private Placement Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) will not be redeemable by the Company, (ii) may not (including the common stock issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants.
7. Stockholders’ Equity.
Preferred stock
—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there are no shares of preferred stock issued or outstanding.
Common stock
— The Company is authorized to issue 100,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share held on all matters to be voted on by stockholders. As of June 30, 2021 and December 31, 2020, there were a total of 14,375,000 shares of common stock outstanding, including 11,500,000 Public Shares and 2,875,000 Insider Shares. As of December 31, 2019, there were 2,500,000 Insider Shares outstanding, excluding an aggregate of up to 375,000 shares were subject to forfeiture

PTK ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so as to maintain the number of Insider Shares at 20% of the Company’s issued and outstanding common stock after the Proposed Public Offering. On July 15, 2020, the over-allotment option was exercised in full. Accordingly, no Insider Shares were forfeited.
Warrants
- The Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) the completion of a Business Combination and (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the issuance of the common stock issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky laws of the state of residence of the holder (or the Company permits holders to exercise their warrants on a cashless basis under the circumstances specified in the warrant agreement). Notwithstanding the foregoing, if a registration statement covering the shares of common stock issuable upon exercise of the warrants is not effective within 90 days from the consummation of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company has failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption from registration provided by Section 3(a)(9) of the Securities Act provided that such exemption is available. In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” (defined below) by (y) the fair market value. The “fair market value” shall mean the average reported last sale price of the shares of common stock for the 10 trading days ending on the day prior to the date of exercise.
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

PTK ACQUISITION CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

8. Fair Value Measurements.
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of June 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$115,011,739	$—	$—	$115,011,739
Liabilities:
Warrant liabilities - private warrants	$—	$—	$5,180,000	$5,180,000

	Fair Value Measured as of December 31, 2020
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$115,006,035	$—	$—	$115,006,035
Liabilities:
Warrant liabilities - private warrants	$—	$—	$5,180,000	$5,180,000
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels for three and six months ended June
 30
, 2021.
The fair value of warrants issued in connection with the Private Placement and conversion of note payable have been estimated using modified Black-Scholes model at each measurement date, with changes in fair value recognized in the statements of operations. There was no change in fair value of warrant liabilities for the three and six months ended June 30, 2021.
The estimated fair value of the derivative warrant liabilities is determined using Level 3 inputs. Inherent in a modified Black-Scholes model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.
The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	June 30, 2021	December 31, 2020
Exercise price	$11.50	$11.50
Stock Price	$10.00	$10.00
Term (in years)	5.00	5.00
Volatility	20.00%	20.00%
Risk-free interest rate	0.87%	0.85%
Dividend yield	—	—
9. Subsequent Events.
Management has evaluated subsequent events to determine if events or transactions occurring through the date the unaudited condensed financial statements were issued required potential adjustment to or disclosure in the unaudited condensed financial statements and has concluded that all such events that would require recognition or disclosure have been recognize or disclosed.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to PTK Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors and references to the “Sponsor” refer to PTK Holdings LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report (the “Financial Statements”). Capitalized terms used but not otherwise defined herein have the meaning set forth in the Financial Statements. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
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
Our sponsor is PTK Holdings LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the initial public offering (the “Initial Public Offering”) was declared effective on July 13, 2020. On July 15, 2020, we consummated the Initial Public Offering of 11,500,000 units (each, a “Unit” and collectively, the “Units” and, with respect to the common stock included in the Units, the “Public Share(s)”), including the issuance of 1,500,000 Units as a result of the underwriters’ exercise of their over-allotment option in full, at $10.00 per Unit, generating gross proceeds of $115.0 million, and incurring offering costs of approximately $7.3 million, inclusive of approximately $4.0 million in deferred underwriting commissions.
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
Upon the closing of the Initial Public Offering and the Private Placement, $115.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and invested only in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment

Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under
Rule 2a-7
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
Proposed Business Combination
On May 25, 2021, we entered into a business combination agreement (as it may be amended, supplemented or otherwise modified from time to time, the “Business Combination Agreement”) with Valens Semiconductor Ltd., a limited liability company organized under the laws of the State of Israel (“Valens”) and Valens Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Valens (“Merger Sub”), which provides for, among other things, a series of transactions where Merger Sub will merge with and into us (the “Business Combination”), with us surviving the Business Combination as a wholly-owned subsidiary of Valens.
The Business Combination Agreement and the transactions contemplated thereby were unanimously approved by the Board of Directors of us on May 24, 2021. Refer to the preliminary prospectus, as filed with the SEC on July 15, 2021 for additional information.
Results of Operations
Our entire activity since inception through June 30, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for and efforts toward completing an initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We generate non-operating
income in the form of interest income from our investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended June 30, 2021, we had net loss of approximately $1.3 million, which consisted of approximately $1.2 million general and administrative expenses, $30,000 of related part administrative fees and approximately $50,000 franchise tax expense, partially offset by approximately $3,000 in interest earned from investments held in the Trust Account.
For the six months ended June 30, 2021, we had net loss of approximately $2.1 million, which consisted of approximately $2.0 million general and administrative expenses, $60,000 of related part administrative fees and approximately $99,000 franchise tax expense, partially offset by approximately $6,000 in interest earned from investments held in the Trust Account.

For the three months ended June 30, 2020, we had net loss of approximately $98,000, which consisted of approximately $201 general and administrative expenses and approximately $98,000 franchise tax expense.
For the six months ended June 30, 2020, we had net loss of approximately $107,000, which consisted of approximately $7,000 general and administrative expenses and approximately $100,000 franchise tax expense.
Liquidity, Capital Resources and Going Concern
As of June 30, 2021, we had approximately $53,000 in cash and working capital deficit of approximately $2.2 million (not taken into account tax obligations of approximately $208,000 that may be paid using investment income earned from Trust Account). In order to meet our working capital needs following the consummation of the Initial Public Offering, our sponsor may, but is not obligated to, loan us funds, from time to time or at any time, in whatever amount it deems reasonable in its sole discretion. Each loan would be evidenced by a promissory note. The notes would either be paid upon consummation of our initial business combination, without interest, or, at our sponsor’s discretion, up to $1.0 million of the notes may be converted upon consummation of our business combination into private warrants at a price of $0.50 per warrant (which, for example, would result in our sponsor being issued 1,000,000 private warrants at a purchase price of $0.50 per warrant if $500,000 of notes were so converted). If we do not complete a business combination, any outstanding loans from our sponsor, will be repaid only from amounts remaining outside our trust account, if any.
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
Based on the foregoing, management has determined that the working capital deficit raises substantial doubt about our ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date we are required to liquidate, January 15, 2022. The unaudited condensed financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.
On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the
“COVID-19
outbreak”). In March 2020, the WHO classified the
COVID-19
outbreak as a pandemic, based on the rapid increase in exposure globally. Management continues to evaluate the impact of the
COVID-19
outbreak and has concluded that the specific impact is not readily determinable as of the date of the balance sheets. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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

Right of First Refusal
Subject to certain conditions, we granted Chardan Capital Markets, LLC, for a period of 15 months after the date of the consummation of the Business Combination, a right of first refusal to act as either (at our sole discretion) (a) a lead underwriter or (b) minimally as a co-manager,
with at least 30% of the economics; or, in the case of a three-handed deal 20% of the economics, for any and all future public and private equity and debt offerings. In accordance with FINRA Rule 5110(f)(2)(E)(i), such right of first refusal shall not have a duration of more than three years from the effective date of the registration statement related to the Initial Public Offering.
Administrative Support Agreement
We entered into an agreement to pay our Sponsor a total of up to $10,000 per month for overhead and administration support. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. We incurred $30,000 and $60,000 of such fees in the three and six months ended June 30, 2021, respectively. As of June 30, 2021 and December 31, 2020, $115,000 and $55,000 were included as accrued expenses – related party on the condensed balance sheets, respectively.
Critical Accounting Policies and Estimates
Use of Estimates
This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The preparation of our unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
Investments Held in Trust Account
Our portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in net gain from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Derivative Warrant Liabilities
We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”) and ASC Topic
815-15
“Derivatives and Hedging - Embedded Derivatives.” The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period.
We account for the warrants issued in connection with its Private Placement and conversion of note payable as derivative liabilities in accordance with “Derivatives and Hedging—Contracts in Entity’s Own Equity” (“Subtopic

815-40”):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The fair value of warrants issued in connection with the Private Placement and conversion of note payable have been estimated using modified Black-Scholes model at each measurement date. The determination of the fair value of the derivative warrant liability may be subject to change as more current information becomes available and accordingly the actual results could differ significantly. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Common Stock Subject to Possible Redemption
We account for our stock subject to possible redemption in accordance with the guidance in ASC Topic 480. Common stock subject to mandatory redemption (if any) is classified as a liability instrument and measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, we had 9,840,987 and 10,052,015, respectively, of shares of common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our condensed balance sheets.
Net Income (Loss) Per Share of Common Stock
Net income (loss) per share of common stock is computed by dividing net (income) loss by the weighted-average number of common stock outstanding during the periods. We have not considered the effect of the warrants sold in the Initial Public Offering and Private Placement, as well as the warrants issued on the Note conversion to purchase an aggregate of 18,900,000 shares of common stock in the calculation of diluted loss per common stock, since the exercise of the warrants are contingent upon the occurrence of future events. As a result, diluted net loss per common stock is the same as basic net loss per common stock for the periods presented.
Our statements of operations include a presentation of income (loss) per share of common stock subject to possible redemption in a manner similar to the two-class
method of income (loss) per share of common stock. Net income per share, basic and diluted, for common stock subject to possible redemption is calculated by dividing the proportionate share of interest income on investments held in Trust Account, net of applicable franchise and income taxes, by the weighted average number of common stock subject to possible redemption outstanding for the periods.
Net loss per share, basic and diluted, for
non-redeemable
common stock is calculated by dividing the net loss, adjusted for income attributable to common stock subject to possible redemption, by the weighted average number of non-redeemable
common stock outstanding for the periods.
Non-redeemable
common stock includes Insider Shares and
non-redeemable
shares of Public Shares.
Non-redeemable
common stock participates in the interest income on investments held in Trust Account based on non-redeemable
shares’ proportionate interest.
Recent Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board’s (“FASB”) issued Accounting Standards Update (“ASU”) No.
2020-06,
 Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity
, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. We early adopted the ASU on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.

Our management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying financial statement.
Off-Balance
Sheet Arrangements
As of June 30, 2021, we did not have any
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
Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging
growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under
the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a15(e) and

15d-15(e)
under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that during the period covered by this report, our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form
10-Q
present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
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
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three and six months ended June 30, 2021, covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in the Amendment No. 1 to the Annual Report on Form
10-K/A
filed with the SEC on June 14, 2021. Due solely to the events that led to our restatement of our financial statements, management identified a material weakness in internal controls related to the accounting for warrants issued in connection with our initial public offering, as described in Note 2 to the Notes to Financial Statements entitled “Restatement of Financial Statements” the Amendment No. 1 to the Annual Report on Form
10-K/A
filed with the SEC on June 14, 2021.

PART II - OTHER INFORMATION

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
10-K/A,
except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.
None.

ITEM 4.	MINE SAFETY DISCLOSURES.
Not applicable.

ITEM 5.	OTHER INFORMATION.
None.

ITEM 6.	EXHIBITS.
The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit

31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)

*	Filed herewith.
**	Furnished.

SIGNATURES
Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PTK ACQUISITION CORP.

Date: August 20, 2021		/s/ Peter Kuo
	Name:	Peter Kuo
	Title:	Chief Executive Officer